Form 10QSB
period 2007-01-31
Reel Estate Services Inc.
filed 2007-03-16
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2007

[  ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER    333-140131

Reel Estate Services Inc.
(Name of small business issuer in its charter)

NEVADA                                                                                    98-0512515
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

103 - 1575 West 10th Ave, Vancouver, BC                                 V6J 5L1
     (Address of principal executive offices)                                         (Zip Code)

604-714-5959
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [x]  No  [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.3,150,000 shares of common stock as of March 16, 2007

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [x]

PART I

ITEM 1.       Financial Statements

The following consolidated interim unaudited financial statements of Reel Estate Services Inc. (the “Company”) for the three month period ended January 31, 2007 are included with this Quarterly Report on Form 10-QSB:

  Consolidated Balance Sheets as of January 31, 2007 and October 31, 2006;

  Consolidated Statements of Operations for the three months ended January 31, 2007, for the 19 days ended January 31, 2006, and for the period from January 12, 2006 (date of inception) to January 31, 2007;

  Consolidated Statements of Cash Flows for the three months ended January 31, 2007, for the 19 days ended January 31, 2006 and for the period from January 12, 2006 (date of inception) to January 31, 2007; and

  Notes to Financial Statements.

REEL ESTATE SERVICES, INC.
(A Development Stage Company)
Balance Sheet

	January 31, 2007	October 31, 2006
	(Unaudited)

ASSETS
Current Assets
Cash	$ 35,974	$ 44,628

Total Current Assets	35,974	44,628

Total Assets	$ 71,948	$ 44,628
	=============	=============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities	$ -	$ -

Total Liabilities	-	-

Shareholders' Equity
Common Stock, $0.001 par value; authorized
75,000,000 shares; issued and outstan-
ding 3,150,000 shares	3,150	3,150
Additional Paid-In Capital	44,850	44,850
Deficit accumulated during the development	(12,026)	(3,372)
stage

Total Shareholders' Equity	35,974	44,628

Total Liabilities and Shareholders' Equity	$ 35,974	$ 44,628
	=============	=============

The accompanying notes are an integral part of these financial statements

REEL ESTATE SERVICES, INC.
(A Development Stage Company)
Statement of Operations

Period from
	For the	For the	January 12, 2006
	3 months ended	19 days ended	(date of inception) to
	January 31, 2007	January 31, 2006	January 31, 2007
	(Unaudited)	(Unaudied)	(Unaudited)

Revenue	$ -	$ -	$ -

Cost of Sales	-	-	-

Operating Loss			-

General and Administrative Expenses:
Professional Fees	8,500	-	11,500
Other Administrative Expenses	154	-	526

Total General and Administrative Expenses	8,654	-	12,026

Net Loss	$ (8,654)	$ -	$ (12,026)
	==============	==============	===============

Loss Per Common Share:
Basic and diluted	$ (0.003)	$ -
	==============	==============

Weighted Average Shares Outstanding:
Basic and diluted	3,150,000	0
	==============	==============

The accompanying notes are an integral part of these financial statements

REEL ESTATE SERVICES, INC.
(A Development Stage Company)
Statement of Cash Flows

Period from
	For the	For the	January 12, 2006
	3 months ended	19 days ended	(date of inception) to
	January 31, 2007	January 31, 2006	January 31, 2007
	(Uaudited)	(Uaudited)	(Uaudited)

Cash flows from operating activities:
Net loss	$ (8,654)	$ -	$ (12,026)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and accrued
liabilities	-	-	-

Net cash used by operating activities	(8,654)	-	(12,026)

Cash flows from financing activities:
Common stock issued for cash	-	-	48,000

Net cash (used) provided by financing
activities	-	-	48,000

Net increase (decrease) in cash	(8,654)	-	35,974

Cash, beginning of the period	44,628	-	-

Cash, end of the period	$ 35,974	$ -	$ 35,974
	==============	==============	===============

Supplemental cash flow disclosure:
Interest paid	$ -	$ -	$ -
	==============	==============	===============
Taxes paid	$ -	$ -	$ -
	==============	==============	===============

The accompanying notes are an integral part of these financial statements

REEL ESTATE SERVICES INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007
(Unaudited)

NOTE 1 - BUSINESS AND CONTINUED OPERATIONS

The financial statements presented are those of Reel Estate Services Inc. (the Company).
The Company was incorporated   under the laws of the State of Nevada on January 12, 2006.
The company plans to offer location identification services to the movie industry.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.   The ability of

the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources.  In the interim, shareholders of the Company are committed to meeting its minimal operating expenses.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 12, 2006.  Since inception, the Company has incurred operating losses totaling $12,026.  The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 12, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  The Company has no potentially dilutive securities as of January 31, 2007.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three month period from November 1, 2006 through January 31, 2007

            Numerator

            Basic and diluted net loss per share:

            Net Loss                                                        $     (8,654)
            Denominator

            Basic and diluted weighted average
               Number of shares outstanding                        3,150,000

            Basic and Diluted Net Loss Per Share            $      (0.003)

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) requires the use of option valuation models that were not developed for use in valuing employee stock options.  As permitted, the Company adopted the disclosure alternative of SFAS 123 and SFAS 148, which require pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied.  Since the Company has no significant stock options outstanding, the pro forma financial data is not meaningful.

Under APB 25, when the exercise price of the Company’s stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded.

There were no options granted during the periods presented, from inception January 12, 2006 through January 31, 2007.

NOTE 3 – RELATED PARTY TRANSACTIONS

There were no related party transactions in the period presented.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies at January 31, 2007

NOTE 5 – CAPITAL STRUCTURE

Common Stock Transactions during the period from inception January 12, 2006 through January 31, 2007.

On February 6, 2006, the company issued 1,000,000 shares of its common stock to a single investor at a price of $0.01 per share for a total of $10,000.

On July 20, 2006, the company issued 250,000 shares of its common stock to a single investor at a price of $0.01 per share for a total of $2,500.

On July 28, 2006, the company issued 250,000 shares of its common stock to a single investor at a price of $0.01 per share for a total of $2,500.

Between August 26 and August 29, 2006 the Company issued a total of 75,000 shares of its common stock to 3 investors. The shares were sold at $0.02 for a total of  $1,500.

Between September 1 and September 29, 2006 the Company issued a total of 575,000 shares of its common stock to 19 investors. The shares were sold at $0.02 for a total of  $11,500.

Between October 2 and October 28, 2006 the Company issued a total of 1,000,000 shares of its common stock to 4 investors. The shares were sold at $0.02 for a total of  $20,000.

As of January 31, 2007, the Company had authorized 75,000,000 of $0.001 par common stock, of which 3,150,000 shares were issued and outstanding.

NOTE 6 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business.

ITEM 2.       Management’s Discussion and Analysis or Plan of Operations

OVERVIEW

Real Estate Services Inc. was incorporated in Nevada as a development stage company on January 12th, 2006 to create a web-based service that lists properties across the globe that are available for rental and/or use by film and television companies as filming locations. Traditionally companies looking to film in an ideal location will retain the services of brokers who will scout locations on the company’s behalf and in turn will charge a commission on the rental of the location.  Management believes that with the introduction of Reel Estate Services this process will become obsolete.  The mission of Reel Estate Services is to make listing and searching for locations the easiest, most accessible, and cost-effective method available through its website, www.reelestateservices.com, filling a void now in the market.

We have commenced development work on our website, and expect to launch the completed website by the end of May 2007.

PLAN OF OPERATIONS

Reel Estate Services plan of operations is set forth below:

Phase I.
  Design and construct the Reel Estate website, including establishment of an e-commerce capability (i.e. merchant relationships with credit card companies and Paypal),

  Development of Internet marketing strategies for location owners and industry professionals,

  Develop lists of industry professionals and location scouts,

  Developing targeted marketing content to future clients.

Phase one has been commenced and the construction and design of the website is underway. The budget for phase one is estimated at $20,000, and is expected to be completed by the end of July 2007. The website is expected to be completed by the end of May 2007.

Phase II.  The second phase of the operating plan is expected to be devoted to implementing an aggressive marketing effort to gain initial listings and begin to reach critical mass.  The President of Reel Estate Services Inc., Leah Balderson, will spearhead this effort.  Due to the nature of the costs involved and the fact that Ms. Balderson will not be receiving a salary at this time, expenses related to phase two are expected to be less than $10,000. We plan to begin this phase in August 2007.

Phase III.  If Reel Estate Services is successful in reaching critical mass and begins to generate revenue, additional marketing and other expenses may be incurred to further broaden the reach of the business, which may involve hiring one or more additional staff to handle increased demands, site monitoring, and customer support.  There may be additional demands placed on the company for website development and the need to broaden the management team.  Depending on availability of funds and the opportunities available to the Company, Reel Estate Services may also hire additional marketing personnel to access additional sales and distribution channels.

Our current cash position will satisfy the requirements of the first and second phase of our business plan.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing or profits from commissions through our website. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We plan to offer and sell our common shares and/or arrange for debt financing in order to fund our business operations.  There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly.  Issuances of additional shares will result in dilution to our existing shareholders.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of our grocery distribution business, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

ITEM 3.       Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Leah Balderson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended January 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II

Item 1.       Legal Proceedings

We are not party to any legal proceedings.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended January 31, 2007.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending January 31, 2007.

Item 5.       Other Information

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6.       Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended January 31, 2007 and has not filed any Current Reports on Form 8-K since January 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

REEL ESTATE SERVICES INC.

Date: March 16, 2007	By:	/s/ Leah Balderson
Leah Balderson
Title: President, Chief Executive Officer, Chief Financial Officer and Director

Date: March 16, 2007	By:	/s/ Jeffrey Hunter
Jeffrey Hunter
Title: Director

Date: March 16, 2007	By:	/s/ Ian Pedersen
Ian Pedersen
Title: Director