Form 10QSB
period 2007-07-31
Reel Estate Services Inc.
filed 2007-09-06
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2007

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

604-714-5959
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [x]  No  [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,150,000 shares of common stock as of September 6, 2007

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [x]

PART I

ITEM 1.          Financial Statements

The following consolidated interim unaudited financial statements of Reel Estate Services Inc. (the “Company”) for the three month period ended July 31, 2007 are included with this Quarterly Report on Form 10-QSB:

(a)	Consolidated Balance Sheets as of July 31, 2007 and October 31, 2006;

(b)	Consolidated Statements of Operations for the three months ended July 31, 2007, for the 9 months ended July 31, 2007, and for the period from January 12, 2006 (date of inception) to July 31, 2007;

(c)	Consolidated Statements of Cash Flows for the three months ended July 31, 2007, for the 9 months ended July 31, 2007 and for the period from January 12, 2006 (date of inception) to July 31, 2007; and

(d)	Notes to Financial Statements.

REEL ESTATE SERVICES, INC.
(A Development Stage Company)
Balance Sheet

	July 31, 2007	October 31, 2006

	(Unaudited)
ASSETS
Current Assets
Cash	$ 13,746	$ 44,628

Total Current Assets	13,746	44,628

Total Assets	$ 13,746	$ 44,628
	==============	==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities	$ -	$ -

Total Liabilities	-	-

Shareholders' Equity
Common Stock, $0.001 par value; authorized
75,000,000 shares; issued and outstan-
ding 3,150,000 shares	3,150	3,150
Additional Paid-In Capital	44,850	44,850
Deficit accumulated during the development stage	(34,254)	(3,372)

Total Shareholders' Equity	13,746	44,628

Total Liabilities and Shareholders' Equity	$ 13,746	$ 44,628
	==============	==============

The accompanying notes are an integral part of these financial statements

REEL ESTATE SERVICES, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

Period from
	For the	For the	January 12, 2006
	3 months ended	9 months ended	(date of inception) to
	July 31, 2007	July 31, 2007	July 31, 2007

Revenue	$ -	$ -	$ -

Cost of Sales	-	-	-

Operating Loss	-	-	-

General and Administrative Expenses:
Professional Fees	650	24,450	27,450
Other Administrative Expenses	21	6,432	6,804

Total General and Administrative Expenses	671	30,882	34,254

Net Loss	$ (671)	$ (30,882)	$ (34,254)
	==============	==============	===============

Loss Per Common Share:
Basic and diluted	$ (0.000)	$ (0.010)
	==============	==============

Weighted Average Shares Outstanding:
Basic and diluted	3,150,000	3,150,000
	==============	==============

The accompanying notes are an integral part of these financial statements

REEL ESTATE SERVICES, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

Period from
	For the	For the	January 12, 2006
	3 months ended	9 months ended	(date of inception) to
	July 31, 2007	July 31, 2007	July 31, 2007

Cash flows from operating activities:
Net loss	$ (671)	$ (30,882)	$ (34,254)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and accrued
liabilities	-	-	-

Net cash used by operating activities	(671)	(30,882)	(34,254)

Cash flows from financing activities:
Common stock issued for cash	-	-	48,000

Net cash (used) provided by financing
activities	-	-	48,000

Net increase (decrease) in cash	(671)	(30,882)	13,746

Cash, beginning of the period	14,417	44,628	-

Cash, end of the period	$ 13,746	$ 13,746	$ 13,746
	==============	==============	===============

Supplemental cash flow disclosure:
Interest paid	$ -	$ -	$ -
	==============	==============	===============
Taxes paid	$ -	$ -	$ -
	==============	==============	===============

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

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credits through net operating loss carryforwards.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

Development-Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 12, 2006.  Since inception, the Company has incurred operating losses totaling $34,254.  The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 12, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  The Company has no potentially dilutive securities as of July 31, 2007.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three and nine month periods ending July 31, 2007:

            Numerator

            Basic and diluted net loss per share:
                                                                                    3 months                       9 months

            Net Loss                                                           $ (671)                     $  (30,882)

            Denominator

            Basic and diluted weighted average
               number of shares outstanding                          3,150,000                      3,150,000

            Basic and Diluted Net Loss Per Share                $ (0.000)                       $ (0.010)

NOTE 3 – RELATED PARTY TRANSACTIONS

There were no related party transactions in the period presented.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies at July 31, 2007.

NOTE 5 – CAPITAL STRUCTURE

Common Stock Transactions during the period from inception January 12, 2006 through July 31, 2007:

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

As of July 31, 2007, the Company had authorized 75,000,000 of $0.001 par common stock, of which 3,150,000 shares were issued and outstanding.

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

We have commenced development work on our website, and expect to launch the completed website by the end of November 2007.

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

Phase one has been commenced and the construction and design of the website is underway. The budget for phase one is estimated at $20,000, and is expected to be completed by the end of 2007. The website is expected to be completed by the end of November 2007.

Phase II.  The second phase of the operating plan is expected to be devoted to implementing an aggressive marketing effort to gain initial listings and begin to reach critical mass.  The President of Reel Estate Services Inc., Leah Balderson, will spearhead this effort.  Due to the nature of the costs involved and the fact that Ms. Balderson will not be receiving a salary at this time, expenses related to phase two are expected to be less than $10,000. We plan to begin this phase in January 2008.

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

ITEM 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Leah Balderson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended July 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended July 31, 2007.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending July 31, 2007.

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

(b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended July 31, 2007 and has not filed any Current Reports on Form 8-K since July 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

REEL ESTATE SERVICES INC.

Date: September 6, 2007	By:	/s/ Leah Balderson
Leah Balderson
Title: President, Chief Executive Officer, Chief Financial Officer and Director

Date: September 6, 2007	By:	/s/ Jeffrey Hunter
Jeffrey Hunter
Title: Director

Date: September 6, 2007	By:	/s/ Ian Pedersen
Ian Pedersen
Title: Director