Form 10KSB
period 2007-10-31
BOOMJ INC
filed 2008-02-07
CIK 1386049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2007
OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 000-52490

                                  BOOMJ, INC.
                        ----------------- -------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                          98-0512515
      ---------------------------                     ----------------------
           (State of incorporation)                   (IRS Employer
           Identification No.)

            9029 South Pecos, Suite 2800
            Henderson, NV                                     89074
      ------------------------------------            ------------------------
          (Address of Principal Executive Office)                 Zip Code

Registrant's telephone number, including Area Code: (702) 463-7000 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                               -----------------
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                      X
                                    -----          -----
                                     YES             NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the  registrant  is a shell company (as defined
in Rule 12b-25 of the Exchange Act):                     Yes  [  ]   No  [X]

The aggregate market value of the voting stock held by non-affiliates of the Company (12,678,068 shares) based upon the closing price of the Company's common stock on January 31, 2008, was approximately $29,793,000.

The Company's revenue from continuing operations for the most recent fiscal year was $-0-.

As of January 31, 2008 the Company had 36,413,067 outstanding shares of common stock.

ITEM 1.     DESCRIPTION OF BUSINESS

Background

      We were incorporated in Nevada on January 12, 2006. Our initial business plan involved the establishment of a web-based service that listed properties that would be available for rental by film and television companies as filming locations. Traditionally companies searching for filming locations would retain the services of brokers who would charge a commission on the rental of the location.

      Following our incorporation our officers and directors were Leah Balderson, Jeffrey Hunter, and Ian Pederson.

      On October 31, 2006 we sold 1,650,000 shares of our common stock at a price of $0.02 per share to a group of private investors.

      We never earned any revenue from our internet site and we discontinued this business in September 2007.

      On October 25, 2007 Linda Rutter purchased 1,500,000 shares of our common stock from Ian Pedersen, Jeffrey Hunter and Leah Balderson.

      On that same date, Ms. Balderson resigned as an officer and director and Mr. Pedersen and Mr. Hunter resigned as directors. Prior to their resignation Ms. Rutter was appointed our President, Chief Financial Officer, Secretary and a director.

Acquisition of BoomJ.com

      On December 28, 2007 we acquired BoomJ.com, Inc. for 34,458,067 shares of our common stock. BoomJ.com was incorporated in Nevada on November 14, 2006 and is a development-stage company that operates a website which provides political, financial and lifestyle information designed for a population group of approximately 78 million Americans who were born between 1946 and 1964.

      In connection with the acquisition of BoomJ.com:

     o Linda Rutter, our only officer and director, resigned her positions with us;

     o Ms. Rutter, in consideration for the payment of $250,000, returned 1,500,000 shares to us for cancellation;

     o Ms. Rutter received a warrant which allows her to purchase 825,000 shares of our common stock at a price of $0.93 per share at any time prior to December 28, 2012; and

     o    The  following   persons  were  appointed  as  our  new  officers  and
          directors:

             Name                   Position
             ----                   --------

             Robert J. McNulty      Chief Executive Officer and a Director

             Wendy Borow-Johnson    President - Media

             Mark V. Noffke         Executive V.P., Finance and Principal
                                    Financial Officer

             Mark Doumani           Senior Vice President Business Development

             Murray Williams        Director

      Prior to the acquisition, BoomJ had outstanding shares of its Series A and B preferred stock. All of these preferred shares were converted into shares of BoomJ.com's common stock and, when we acquired BoomJ.com, exchanged for shares of our common stock.

      Following the acquisition of BoomJ.com, and after giving effect to the cancellation of the 1,500,000 shares owned by Ms. Rutter, we had 36,108,067 outstanding shares of common stock.

      On January 14, 2008 we changed our name to BoomJ, Inc.

      As a result of our acquisition of BoomJ.com, our business is that which is conducted by BoomJ.com. All references to us, unless otherwise indicated, include the operations of BoomJ.com.

Current Business

BOOMj.com launched its website in January 2007. The website is intended to be a social, political, and financial and lifestyle network focused on providing diversified media, content and advertising to our members. We refer to our target market as the "BoomJs", a population group consisting of approximately 78 million Americans born between 1946 and 1964.

BoomJs are the fastest-growing group on the Internet, according to surveys conducted by the Pew Internet and American Life Project. Presently only half of 60-year-olds and one-quarter of people in their 70's use the Internet on a regular basis. We believe that aging Boomj's who gained Internet knowledge in the workplace will dramatically increase the older online population.

We plan to generate revenue primarily through the sale of advertising on our website; from commissions earned from the sale of the over 1,700,000 products which we offer on our website, commissions from the rental of lodging and automobiles, and commissions from the sale of airline tickets and other travel packages.

SOCIAL NETWORKING

Social networking platforms have become one of the most efficient ways of creating large audiences for directing advertising. This is evident by News Corporation's recent $580 million acquisition of Intermix, Inc., the parent of MySpace.com, and Google's purchase of YouTube.com for $1.65 billion.

We believe the first social networking website was Classmates.com, which began in 1995. Company of Friends, the online network of Fast Company, the "new economy" business magazine, launched shortly after, in 1997 and introduced business networking to the Internet. Other sites followed, including SixDegrees.com, which began in 1997, Epinions, which introduced the "circle of trust" in 1999, followed by European equivalents Ciao.com, Dooyoo and ToLuna. It was not until 2001 that Websites using the "Circle of Friends" online social networks started appearing. This form of social networking, widely used in virtual communities, became particularly popular in 2002 and flourished with the advent of a Website called Friendster. We estimate that there are over 200 social networking sites. The popularity of these sites rapidly grew, and by 2005 MySpace was getting more page views than Google, according to Alexia.com. Google has a social network called Orkut, launched in 2004. Social networking began to be seen as a component of an Internet strategy around the same time: in March 2005 Yahoo launched Yahoo! 360(degree), its entry into the field, and in July 2006, News Corporation bought MySpace.

In these online communities, an initial set of founding members sends out email messages inviting other potential members from their own personal networks to join the site. New members repeat the process, growing the total number of members and links in the network. Sites then offer features such as automatic address book updates, viewable profiles, online photo galleries, the ability to form new links through "introduction services," and other forms of online social connections.

OUR WEBSITE - WWW.BOOMJ.COM

Our website provides an online social networking environment for BoomJs which enables them to generate their own content and publish their opinions on various topics such as current events, health, finance, travel destinations, entertainment and new products.

Through our website BoomJs can collaborate, converse, and exchange information and ideas through email, real time chat rooms, forums and blogs. Persons can join our website and become members without charge.

Our website and all related internet services are provided by an unrelated third party. The third party provider has available capacity so that we can expand as needed.

Our website provides information on the following topics:

Politics. We offer opinions, news, polls and analysis across the political spectrum. With propriety technology, our website culls selected columns, magazine articles and Internet write-ups to deliver readers news from all points of the political compass and cover the important issues of the day by tapping into millions of web blogs and hundreds of newspapers everyday.

Finance. We offer news and headlines services that our members can draw on for financial data. Members can enter symbols for stocks of their choice and receive relevant news stories with just a click. Our market and sector-based news reports allow our members to gain broader knowledge about the industries of interest.

Health. We provide concise and credible health, fitness, and nutrition information to our members. We believe BoomJs are actively searching for ways to stay healthy and want to be presented with information that is clear and easy to understand. To that end, our health network has developed a collection of websites providing timely and in-depth health and fitness information. Our health network provides connection to a number of community of experts which our members can use to manage and improve their health and wellness.

Lifestyle. We provide our members with the latest information on lifestyle attitudes and changes.

Women. Many women in the BoomJ generation are in their peak earning years and have the freedom to spend their money on what they want. In addition, according to recent AC Nielsen data, 33.3% of older women report they oversee their family's finances, compared to only 5% in 1962. We understand that women in the BoomJ generation are redefining their age and roles. Our website provides specific content geared towards these woman, such as finance, health, entertainment, travel, and shopping.

Motion Pictures and Entertainment. We provide the latest movie news ranging from current reviews to show times and ticket sales. Our members can find out everything about movies in one stop and have access to trailers, upcoming releases and exclusive commentary on the movies they want to see. Our entertainment news gives Boomj's the inside scoop on what is happening inside the industry. Boomj's can find the latest fashions, diets, and celebrity gossip from breakups to hookups.

PRODUCTS

Our website presently offers over 1.7 million name brand products. Our members can choose top name brands items in a variety of categories including the following:


Books                Consumer electronics   Linens              Office supplies
Cameras              Kitchen and Bath       Music               Travel
Computers            House wares            Home Furnishing     Sunglasses
Luggage              Watches                Cosmetics           Health/Nutrition

TRAVEL

We provide travel packages from more than 200 advertisers. Our goal is to provide the best information so our members can make informed decisions on their travel needs at the lowest possible price.

Competition

There is intense competition for Web-based business offering social, political and financial information and e-commerce. We expect this competition to continue to increase. We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information and entertainment on the web. Competitors include seniorjournal.com, boomerwomenspeak.com, aginghipsters.com, 50Plus.com, genera- tionjones.com, Eons.com, AARP, YouTube, My Space, Craig's List, Evite, Shutterfly and Facebook.

In addition, we will be competing with other ecommerce companies, general purpose consumer online services, such as America Online and Microsoft Network; websites targeting business and financial needs, such as TheStreet.com and Motley Fool; and other web "portal" companies, such as Excite, Infoseek, Yahoo! and Lycos.

Marketing Strategy

We use a phased-in marketing approach that begins with collecting data about each of our members. We then target relevant profile groups based on answers to questions about their interests concerning participation in social, financial, political, health and travel communities.

Our online marketing strategy includes an email marketing campaign, free trips to Hawaii and Las Vegas and free name brand electronics such as Sony LCD televisions, Casio digital cameras, Apple iPods and the new Microsoft Zune player.

Our offline marketing strategy involves advertising through print media, television, radio and trade shows. Our domain name www.boomj.com will be included in all of our radio and or TV advertising we do. We plan to attend and exhibit at selected tradeshows to gain exposure and market share.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet. In addition, laws and regulations relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. We face risks from some of the proposed legislation that could be passed in the future.

In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could harm our business.

Likewise, a range of other laws and new interpretations of existing laws could have an impact on our business. For example, in the U.S. the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights or other rights. The Child Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Similarly, the application of existing laws prohibiting, regulating or requiring licenses for certain businesses of our advertisers, including, for example, online gambling, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms, can be unclear. Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our users. For example, some French courts have interpreted French trademark laws in ways that would, if upheld, limit the ability of competitors to advertise in connection with generic keywords.

We are also subject to federal, state and foreign laws regarding privacy and protection of user data. We post on our website our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could potentially harm our business. In addition, the interpretation of data protection laws, and their application to the internet, in Europe and other foreign jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and to have to change our business practices. Further, any failure by us to protect our users' privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure.

Intellectual Property

Our trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. On January 25, 2007 we finished the application process to register with the U.S. Patent and Trademark office our mark:
BOOMj.com, Inc. (standard characters) and the Company's logo BOOMj.com (stylized and /or with design). We also registered our mark: BOOMER Nation Lifestyle Network (standard characters) at the same time.

We hold the Internet domain names www.boomj.com, boomj.net and boomj.org. We also hold the Internet domain names www.myboomj.com, myboomj.net, and myboomj.org. We completed the domain registration process on January 26, 2007. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org," or with a country designation.

General

      As of January 31, 2008 we had 25 full-time employees, including our five executive officers. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

       Our wholly owned subsidiary, BoomJ.com, has never earned a profit, had revenues of $61,900 and incurred a net loss of $(3,182,685) during the nine months ended September 30, 2007. We expect that we will continue to incur losses until BoomJ.com is able to generate substantial revenue from the operation of its website. We expect that we will need additional capital of approximately $5,000,000 during the year ending December 31, 2008 to support our operations. We may never be profitable and our shares may ultimately have little or no value.

ITEM 2.     DESCRIPTION OF PROPERTY

      Our executive offices are located at 9029 South Pecos, Suite 2800, Henderson, NV 89074, consist of 4,560 square feet and are leased at a monthly rate of $8,892 until December 31, 2011. We also have an office in Santa Ana, California. This office consists of 2,513 square feet of space is leased at a monthly rate of $4,272 until April 30, 2008.

ITEM 3.     LEGAL PROCEEDINGS

      We are not involved in any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

      On January 15, 2008 our common stock began trading on the OTC Bulletin Board under the symbol "RLET". On January 31, 2008 our trading symbol changed to "BOMJ".

      As of January 31, 2008 there were 102 record holders of our common stock.

      As of January 31, 2008 we had 36,413,067 outstanding shares of common stock, of which 34,763,067 shares were "restricted securities" as that term is defined in Rule 144 of the Securities and Exchange Commission. These restricted shares may be sold in accordance with Rule 144 beginning on January 4, 2009.

      Other than our common stock, there is no other class of capital stock outstanding. Each share of common stock is entitled to one vote.

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. Our Directors are not obligated to declare a dividend. We have not paid any dividends on our common stock and we do not have any current plans to pay any common stock dividends.

      Our common stock only recently began to trade. There is only a limited market for our common stock and a viable market for our common stock may never develop.

      Our common stock is subject to regulations of the SEC relating to the market for penny stocks. Penny stocks, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on the NASDAQ National or Capital Market that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule, explaining the penny stock market and the associated risks, be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid and offer quotations, as well as the compensation to be received by the broker-dealer and any associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and the ability of investors to sell their securities in the public market.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

      We were incorporated in Nevada in January 2006. Our initial business plan involved the establishment of a web-based service that listed properties that would be available for rental by film and television companies for filming locations.

      In October 2006 we sold 1,650,000 shares of our common stock at a price of $0.02 per share to a group of private investors.

      We never earned any revenue from our internet site and we discontinued this business in September 2007.

      On December 28, 2007 we acquired BoomJ.com, Inc. for 34,458,067 shares of our common stock. In connection with the acquisition of BoomJ.com we purchased 1,500,000 shares of our common stock owned by a former officer and director for $250,000.

      For financial statement purposes our acquisition of BoomJ.com was treated as a reverse acquisition and as through BoomJ.com had acquired us. Accordingly, from and after December 28, 2007 the historical financial statements of BoomJ.com will be our historical financial statements.

      Summary financial information pertaining to BoomJ.com follows:

       Balance Sheets               September 30, 2007      December 31, 2006
       --------------               ------------------      -----------------

       Current Assets                    $110,666                $65,775

       Total Assets                       749,496                583,839

       Current Liabilities                578,028                151,238

       Total Liabilities                  578,028                151,238

       Working Capital (Deficit)         (467,362)               (85,463)

       Stockholders' Equity               171,468                432,601


                                    Nine Months Ended          Year Ended
       Statement of Operations      September 30, 2007      December 31, 2006
       -----------------------      ------------------      -----------------

       Revenues                           $61,900                     --

       Operating Expenses              (3,241,540)               (54,114)

       Other- net                          (3,045)                  (800)
                                  ----------------       ----------------

       Net Loss                       $(3,182,685)         $     (54,914)
                                      ============         ==============


      For more information concerning the financial statements of BoomJ.com, refer to our 8-K report filed with the Securities and Exchange Commission (www.sec.gov) on January 4, 2008.

      In October 2007 BoomJ.com borrowed $500,000 from an unrelated third party. The loan bears interest at 12% per year, is unsecured, and is due on April 18, 2008.

      Between December 28, 2007 and January 25, 2008 BoomJ.com borrowed $1,730,000 from a group of private investors. The loans are secured by all of BoomJ.com's assets, bear interest at 12% per year, and are repayable at various dates between December 2008 and January 2009. If we propose to sell any of our common stock, preferred stock or other securities, the persons making the loans have the option to use the outstanding loan amount, plus any accrued interest, as payment for the securities offered.

      Our material capital obligations as of January 31, 2008 are listed below:

                                                 Amounts payable during
                                            --------------------------------
      Description            Total          2008          2009          2010
      -----------            -----          ----          ----          ----

      Office leases     $   403,782    $   145,206     $127,377      $131,199
      Notes payable      $2,230,000     $2,230,000           --            --


      We do not have any traditional financing arrangements. We have been able to finance our operations through the private sale of our common stock and from borrowings from private lenders. We plan to continue to obtain the capital needed for our operations through these financial arrangements.

      We anticipate that we will need approximately $5,000,000 in additional capital until we are able to generate the revenues needed to support our operations. We do not have any firm commitments from any person to provide us with additional capital. If we are unable to raise the capital we need, our operations will be reduced to a level which can be funded with the capital available to us.

Recent Accounting Pronouncements and Critical Accounting Policies
-----------------------------------------------------------------

      See Note 2 to the financial statements which are included as part of this report.

ITEM 7.     FINANCIAL STATEMENTS.

      See the financial statements attached to and made a part of this report.

      The financial statements of BoomJ.com for the nine months ended September 30, 2007 and the year ended December 31, 2006 are included in our 8-K report filed with the Securities and Exchange Commission (www.sec.gov) on January 4, 2008.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

      Robert J. McNulty, our Chief Executive Officer, and Mark V. Noffke, our Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion our disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting that occurred during the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.    OTHER INFORMATION

      Not Applicable

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.

      Information concerning our officers and directors follows. All of the persons listed below became our officers and directors when we acquired BoomJ.com, Inc. on December 28, 2007:

          Name                    Age    Position
          ----                    ---    --------

          Robert McNulty          61     Chief Executive Officer and a Director

          Wendy Borow-Johnson     55     President - Media

          Mark V. Noffke          52     Executive V.P., Finance and Chief
                                         Financial Officer

          Mark Doumani            42     Senior Vice President Business
                                         Development

          Murray Williams         37     Director

      Robert J. McNulty has been our Chief Executive Officer since January 2007. Mr. McNulty is an accomplished entrepreneur with over twenty-five years of significant experience in Specialty Retail, Branded Consumer Products, Transactional Media TV, Retail and Internet Start-Ups and developing new concepts and technology platforms in the Retail Industry. Since February 1999, Mr. McNulty served as an independent consultant for various companies in those industries. In March 1996, Mr. McNulty founded Shopping.com, an online retailer, selling a broad range of consumer brand name products on the Internet. He served as its President and Chief Executive Officer and was a member of its Board of Directors from its inception. Compaq Computers purchased Shopping.com in February 1999 in all cash transaction for $220 million. Mr. McNulty has been involved with several other retail companies, both public and private, in a broad range of merchandise categories.

      Wendy Borow-Johnson joined BoomJ in August 2007 as President of Media. She previously was the President of the Healthy Living Channel and the Senior Vice President of The Networks Group of Turner Media Group, Inc from November 2002 thru July 2007. The Networks Group includes Healthy Living Channel, iShop, Beauty and Fashion, Men's Channel, Mall TV, Resorts and Residence TV, iDrive and America's Preview Network. She was responsible for overseeing programming, network development, and distribution and cross media marketing of these lifestyle transactional networks. Ms Johnson currently is a member of the Financial Media Group, Inc. Board of Directors and serves on its Audit committee. Prior to joining Turner Media Group, Inc., Ms. Borow-Johnson served on the Board of Directors of Brands Shopping Network, Inc. and was President of Television from March 2002 thru September 2002. She was the President and CEO of

RnetHealth Inc., a publicly traded company from October 1999 thru March 2000 and was the President and CEO of Recovery Television Network October 2001 thru December 2001. Ms. Borow-Johnson is a Phi Beta Kappa Magna Cum Laude graduate of Goucher College. She has a Masters Degree in Counseling from Goddard College and a certificate in Psychotherapy from Harvard's Judge Baker Guidance Center.

      Mark V. Noffke has been BoomJ's Chief Financial Officer since January 2007. From August 2006 to December 2006, Mr. Noffke was the Chief Financial Officer of Financial Media Group Inc. From May 2004 to August 2006, Mr. Noffke was Chief Financial Officer of National Storm Management, Inc. where he was responsible for taking the company public. From August 2003 to May 2004, Mr. Noffke was a managing director of Striker Pacific Corporation, an investment bank, where he conducted due diligence, and acquisition analysis in various industries, including waste recycling, forest products and automotive. From September 1996 to August 2003, Noffke served as the Chief Financial Officer and a Director of U.S. Forest Industries, Inc, a timber manufacturing company, where he was responsible for developing the company's accounting infrastructure. From January 2002 to May 2004, Mr. Noffke served as Chief Financial Officer of Brands Shopping Networks, a publicly traded company currently known as United Fuel and Energy Corporation. In this position, Mr. Noffke was responsible for raising capital and developing the accounting infrastructure. Mr. Noffke is a Certified Public Accountant and has a B.S. in Accounting from Valparaiso University in Northwestern Indiana.

       Mark Doumani has been BoomJ's Senior Vice President of Business Development since June 2007. From June of 1996 to June of 2007 Mr. Doumani was the managing partner of Doumani & Grandon, a California based law firm and has been a member of the California and American Bar Association from 1996 to the present. Mr. Doumani co-founded True Light Films, an animation production company once selected by Animation Magazine's "Who's Who" in animation production. He received his Juris Doctorate from Western State University and completed his undergraduate studies at UCLA.

      Murray Williams has been a Director of Boomj.com, Inc. since June 1, 2007. From June 2005 to February 2007, Mr. Murray was Chief Financial Officer at Interactive Television Networks, Inc., a television subscription service. From March 2003 to June 2005 Mr. Williams served as an independent consultant for various companies in the technology industry. From June 2002 to September 2003 Mr. Williams was Vice President - Finance for Brands Shopping Network. He was one of the founding members of Buy.Com, Inc., became an employee in February 1998, and worked with the company until August 2001. During his three and a half year tenure, Mr. Williams created and developed the finance, legal, business development and H/R departments. Mr. Williams managed Buy.Com's expansion into Europe, Canada and Australia. From January 1993 through January 1998, Mr. Williams was employed with KPMG Peat Marwick, LLP, and last served as a Manager in their assurance practice. Mr. Williams managed a team of over 20 professionals specializing in financial services. Mr. Williams is a CPA and received his license in 1995. Mr. Williams received degrees in both Accounting and Real Estate from the University of Wisconsin-Madison in 1992.

      Robert J. McNulty founded BoomJ and is considered our promoter (as that term is defined by the Securities and Exchange Commission).

      Murray Williams is our only director who is independent, as that term is defined in Section 121(A) of the listing standards of the American Stock Exchange.

      We have not adopted a Code of Ethics applicable to our principal executive, financial, and accounting officers and persons performing similar functions.

      We have a Compensation Committee comprised of Mr. McNulty and Mr. Williams. The Compensation Committee does not have a written charter.

      We have an Audit Committee comprised of Mr. McNulty and Mr. Williams. Mr. Williams is the Audit Committee's financial expert. The Audit Committee does not have a written charter.

      Holders of our common stock can send written communications to our entire board of directors, or to one or more board members, by addressing the communication to "the Board of Directors" or to one or more directors, specifying the director or directors by name, and sending the communication to our offices in Henderson, Nevada. Communications addressed to the Board of Directors as a whole will be delivered to each board member. Communications addressed to a specific director (or directors) will be delivered to the director (or directors) specified. Security holder communications not sent to the board of directors as a whole or to specified board members are not relayed to board members.

Changes in Management
---------------------

      See Item 1 of this report for information concerning changes in our management.

Employment Contracts
--------------------

      We do not have any employment contracts with our executive officers.

Long-Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------

      None.

Employee Pension, Profit Sharing or Other Retirement Plans
----------------------------------------------------------

      None.

Compensation of Directors During Year Ended October 31, 2007
------------------------------------------------------------

      During the year ended October 31, 2007 we did not compensate our directors for their services.

ITEM 10.    EXECUTIVE COMPENSATION

     We did not pay Linda Rutter any compensation  during the year ended October

31, 2007. The following table shows in summary form the compensation received by BoomJ's officers during the year ended December 31, 2007.

                                                               All Other
                                                                Annual
                                             Restric-           Com-
                                            ted Stock  Option   pensa-
Name and  Principal  Fiscal  Salary  Bonus   Awards    Awards   tion
Position with BoomJ   Year     (1)    (2)      (3)      (4)      (5)     Total
-------------------  ------  ------  ------ ---------  ------  ------- ---------

Robert J. McNulty     2007  $     --     --  $150,000      --      --  $150,000
Chief Executive
Officer

Wendy Borow-Johnson   2007  $ 64,615     --  $180,000      --      --  $244,615
President - Media

Mark V. Noffke        2007  $122,911     --  $  1,000      --      --  $123,911
Chief Financial
Officer

Mark Doumani          2007  $ 90,000     --  $ 90,000      --      --  $177,677
Senior V.P. Business
  Development


(1)  The dollar value of base salary (cash and non-cash) earned.

(2)  The dollar value of bonus (cash and non-cash) earned.

(3) During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4) The value of all stock options granted during the periods covered by the table.

(5) All other compensation received that we could not properly report in any other column of the table.

      The Company's directors currently are not compensated for serving as directors.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table shows, as of January 31, 2008, the shareholdings of
(i) each person owning beneficially 5% or more of our common stock (ii) each of our officers and directors and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over the owner's shares of common stock. Each person listed below was a former shareholder of BoomJ and received the shares of our common stock shown below in exchange for the person's shares in BoomJ.

                                           Number of           Percent
       Name and Address                     Shares             of Class
       ----------------                    ---------           --------

       Robert J. McNulty                     505,000              1.4%
       9029 South Pecos; Suite 2800
       Henderson, Nevada  89074

       Wendy Borow-Johnson                   606,000              1.7%
       9029 South Pecos; Suite 2800
       Henderson, Nevada  89074

       Mark V. Noffke                      2,020,000              5.6%
       9029 South Pecos; Suite 2800
       Henderson, Nevada  89074

       Mark Doumani                        1,818,000 (1)          5.0%
       9029 South Pecos; Suite 2800
       Henderson, Nevada  89074

       Murray Williams                     1,414,000              3.9%
       9029 South Pecos; Suite 2800
       Henderson, Nevada  89074

       Linlithgow Holdings, LLC           17,442,367 (2)         48.2%
       3753 Howard Hughes Parkway
       Suite 200
       Las Vegas, Nevada 89169.

       All Executive Officers and
       Directors as a group (5 persons)    6,363,000             17.6%


(1) Includes 1,212,000 shares owned by MIK Irrevocable Trust, which was formed for the benefit of Mr. Doumani.

(2) Linlithgow Holdings, LLC, is controlled by Rhett J. McNulty, who is the son of Robert J. McNulty. Robert McNulty is not a member or manager of Linlithgow Holdings and disclaims any beneficial interest in the shares owned by Linlithgow Holdings.


      Includes shares issuable upon the exercise of options or warrants granted to the following persons, all of which are presently exercisable.

                                        Shares Issuable
                                         Upon Exercise
       Name                          of Options or Warrants     Exercise Price
       ----                          ----------------------     --------------

       Linlithgow Holdings, LLC             70,367               $0.01 / $1.00


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Rhett McNulty is the son of Robert J. McNulty. Rhett McNulty owns Linlithgow Holdings, LLC, which is our largest shareholder. Rhett McNulty is also the Chief Operating Officer and an 18% owner of Hype Networks, Inc. In December 2006 BoomJ.com purchased its proprietary website software from Hype Networks for 500,000 shares of BoomJ.com's Series A Preferred stock. Prior to our acquisition of BoomJ.com these 500,000 Series A Preferred shares were converted into 550,000 shares of BoomJ.com's common stock. In connection the acquisition of BoomJ.com, we issued 1,111,000 shares of our common stock in exchange for these 550,000 shares.

      During 2007 BoomJ.com borrowed $218,000 from Linlithgow Holdings in a series of transactions. All of the loans bore interest at 12% per year and have since been repaid. In connection with these loans BoomJ.com issued Linlithgow Holdings warrants to purchase 34,835 shares of its common stock. These warrants were subsequently exchanged for warrants to purchase 70,367 shares of our common stock. The warrants are exercisable at prices ranging between $0.01 and $1.00 per share and expire on 12/31/ 2011.

     In connection with our acquisition of BoomJ.com, the following persons received shares of our common stock in exchange for their shares of BoomJ.com.

             Name                                   Shares
             ----                                   ------

             Robert J. McNulty                     505,000
             Wendy Burrow-Johnson                  606,000
             Mark V. Noffke                      2,020,000
             Mark Doumani                        1,818,000
             Murray Williams                     1,414,000
             Linlithgow Holdings, LLC           17,372,000

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exh No.  Exhibit Name                     Page Number

  3.1    Articles of Incorporation        Incorporated by reference to Exhibit
                                          3.1 to the Company's Registration
                                          Statement on Form SB-2 (File
                                          #333-140131).

  3.2    Amendment to Articles of
          Incorporation (name change)

  3.3    Bylaws                           Incorporated by reference to Exhibit
                                          3.2 to Registration Statement on Form
                                          SB-2, (File #333-140131).

 10.2    Agreement relating to the        Incorporated by reference to Exhibit
         acquisition of BoomJ.com         2.1 to the Company's report on Form
                                          8-K filed on January 4, 2008.

   31    Rule 13a-14(a) Certifications

   32    Section 1350 Certifications

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      John Kinross-Kennedy served as our independent public accountant for the fiscal years ended October 31, 2007 and 2006.

      The following table shows the aggregate fees billed to is for the years ended October 31, 2007 and 2006 by Mr. Kinross-Kennedy.

                                                2007              2006
                                                ----              ----

Audit Fees                                      $2,500          $1,250
Audit Related Fees                              $  900              --
Tax Fees                                            --              --
All Other Fees                                      --              --


      Audit and Audit Related Fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our 10-QSB reports for the fiscal year. Before Mr. Kinross-Kennedy was engaged by us to render audit or audit related services, the engagement was approved by our Directors.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders
Reel Estate Services Inc.
Las Vegas, Nevada  89128

I have audited the accompanying balance sheet of Reel Estate Services Inc. as of October 31,2007 and 2006, and the related statements of operations, of shareholders' equity (deficit) and of cash flows for the year ended October 31, 2007 and the period from January 12, 2006 (date of inception) through October 31, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Reel Estate Services, Inc. as of October 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended October 31, 2007 and the period January 12, 2006 (date of inception) through October 31, 2006 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss of $48,000 since inception January 12, 2006 and has not yet commenced operations. This raises substantive doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.




John Kinross-Kennedy
Certified Public Accountant
Irvine, California
January 29, 2008

                           REEL ESTATE SERVICES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   October 31,


                                                       2006            2007
ASSETS                                           --------------  --------------
   Current Assets
      Cash                                       $      44,628   $          --
                                                 --------------  --------------
         Total Current Assets                           44,628              --
                                                 --------------  --------------

              Total Assets                       $      44,628   $          --
                                                 ==============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities                           $          --   $          --

              Total Liabilities                             --              --

   Shareholders' Equity
      Common Stock, $0.001 par value; authorized
        75,000,000 shares; issued and outstanding
        3,150,000 shares                                 3,150           3,150
      Additional Paid-In Capital                        44,850          44,850
      Deficit accumulated during the development
        stage                                           (3,372)       ($48,000)
                                                 --------------  --------------

        Total Shareholders' Equity                      44,628              --
                                                 --------------  --------------

        Total Liabilities and Shareholders'
          Equity                                 $      44,628   $           --
                                                 ==============  ==============







    The accompanying notes are an integral part of these financial statements

                           REEL ESTATE SERVICES, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS


                            For the three   Period from                                   Period from
                            months ended   Jan. 12, 2006   For the three     For the     Jan. 12, 2006
                            Oct. 31,2006  (inception) to    months ended    year ended   (inception) to
                            (Unaudited)     Oct. 31,2006    Oct. 31,2007  Oct. 31, 2007   Oct. 31,2007
                            ------------  --------------   -------------  -------------  --------------

Revenue                     $         --   $         --     $         --   $        --    $         --

Cost of Sales                         --             --               --            --              --
                            ------------- --------------   -------------- -------------  --------------

Operating Loss                                                                      --              --

General and Administrative
 Expenses:
   Professional Fees               3,000          3,000            2,579        27,029          30,029
   Other Administrative Expenses     372            372           11,167        17,599          17,971
                            ------------- --------------   -------------- -------------  --------------

   Total General and
    Administrative Expenses        3,372          3,372           13,746        44,628          48,000
                            ------------- --------------   -------------- -------------  --------------

Net Loss                    $     (3,372) $      (3,372)   $     (13,746) $    (44,628)  $     (48,000)
                            ============= ==============   ============== =============  ==============

Loss Per Common Share:
      Basic and diluted     $     (0.001) $      (0.003)   $      (0.004) $     (0.014)
                            ============= ==============   ============== =============

Weighted Average Shares
 Outstanding:
      Basic and diluted        2,706,044      1,197,860        3,150,000     3,150,000
                            ============= ==============   ============== =============


    The accompanying notes are an integral part of these financial statements

                           REEL ESTATE SERVICES, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS



                            For the three   Period from                                   Period from
                            months ended   Jan. 12, 2006   For the three     For the     Jan. 12, 2006
                            Oct. 31,2006  (inception) to    months ended    year ended   (inception) to
                            (Unaudited)     Oct. 31,2006    Oct. 31,2007  Oct. 31, 2007   Oct. 31,2007
                            ------------  --------------   -------------  -------------  --------------

Cash flows from operating
 activities:
    Net loss                $    (3,372)  $     (3,372)    $    (13,746)  $    (44,628)  $    (48,000)
 Adjustments to reconcile
  net loss to net cash
  used by operating
  activities:
 Change in operating assets
  and liabilities:
    Increase in accounts
     payable and accrued
     liabilities                                                     --             --              --
                            ------------  --------------   -------------  -------------  --------------

    Net cash (used by)
    operating activities         (3,372)         (3,372)        (13,746)       (44,628)        (48,000)
                            ------------  --------------   -------------  -------------  --------------

 Cash flows from financing
 activities:
   Common stock issued for
    cash                         48,000          48,000              --             --          48,000
                            ------------  --------------   -------------  -------------  --------------
 Net cash (used by) provided
  by financing activities        48,000          48,000              --             --          48,000
                            ------------  --------------   -------------  -------------  --------------

Net increase (decrease)
 in cash                         44,628          44,628         (13,746)       (44,628)             --

Cash, beginning of the period        --              --          13,746         44,628              --
                            ------------  --------------   -------------  -------------  --------------

Cash, end of the period     $    44,628   $      44,628    $         --   $         --   $          --
                            ============  ==============   =============  =============  ==============

Supplemental cash flow
 disclosure:
   Interest paid            $             $                $         --   $         --   $          --
                            ============  ==============   =============  =============  ==============
    Taxes paid              $             $                $         --   $         --   $          --
                            ============  ==============   =============  =============  ==============


    The accompanying notes are an integral part of these financial statements

                           REEL ESTATE SERVICES, INC.
                          (A Development Stage Company)

                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                           Common Stock                        Deficit           Total
                                      ---------------------   Additional     Accumulated      Shareholders'
                                      Number of                Paid-In       during the Dev-    Equity
                                       Shares        Amount    Capital       elopment Stage    (Deficit)
                                      ---------------------------------------------------------------------


Inception, January 12, 2006                   -    $       -  $       -       $       -         $       -
---------------------------

Feb. 6, 2006: issued stock for cash
at $0.01 per share                    1,000,000        1,000      9,000                            10,000
Jul. 20, 2006: issued stock for cash
at $0.01 per share                      250,000          250      2,250                             2,500
Jul. 28, 2006: issued stock for cash
at $0.01 per share                      250,000          250      2,250                             2,500
Aug. 26-30, 2006: issued stock for
cash at $0.02 per sh.                    75,000           75      1,425                             1,500
Sep. 1-29, 2006: issued stock for
cash at $0.02 per share                 575,000          575     10,925                            11,500
Oct. 2-28, 2006: issued stock for
cash at $0.02 per share               1,000,000        1,000     19,000                            20,000
Net loss for period Jan. 12 - Oct.
31, 2006                                                                           (3,372)         (3,372)
                                    ------------   ---------- ----------     -------------   -------------

Balances, October 31, 2006            3,150,000    $   3,150  $  44,850      $    ($3,372)   $     44,628
                                    ------------   ---------- ----------     -------------   -------------

Net loss for the year ended October
31, 2007                                                                          (44,628)        (44,628)
                                    ------------   ---------- ----------     -------------   -------------

Balances, October 31, 2007
                                      3,150,000    $   3,150  $  44,850      $    (48,000)   $         --
                                    ============   ========== ==========     =============   =============







    The accompanying notes are an integral part of these financial statements

                           REEL ESTATE SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

NOTE 1 - BUSINESS AND CONTINUED OPERATIONS

The financial statements presented are those of Reel Estate Services Inc. (the Company).

The Company was incorporated under the laws of the State of Nevada on January 12, 2006.

The company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or the United States of America. The company planned to offer location identification services to the movie industry.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management's opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Use of Estimates
----------------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates

Accounting Method
-----------------

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America

Going Concern
-------------

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it

                           REEL ESTATE SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (cont'd)
-------------

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

Income Taxes
------------

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credits through net operating loss carryforwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

Development-Stage Company
-------------------------

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 12, 2006. Since inception, the Company has incurred operating losses totaling $48,000. The Company's working capital has been generated through the sales of common stock. Management has provided financial data since January 12, 2006 "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

                           REEL ESTATE SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the period ended October 31, 2006 and the year ended October 31, 2007:

      Numerator
      ---------

      Basic and diluted net loss per share:
                                                          2006           2007
                                                          ----           ----

         Net Loss                                       $ (3,372)     $ (44,628)

      Denominator
      -----------

         Basic and diluted weighted average
            number of shares outstanding               1,197,860      3,150,000

      Basic and Diluted Net Loss Per Share              $ (0.003)    $   (0.014)
      ------------------------------------


NOTE 3 - RELATED PARTY TRANSACTIONS

There were no related party transactions in the period presented.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

There were no commitments or contingent liabilities as at October 31, 2007.

NOTE 5 - CAPITAL STRUCTURE

Common Stock Transactions during the period from inception January 12, 2006 through October 31, 2007:

                           REEL ESTATE SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

NOTE 5 - CAPITAL STRUCTURE (Continued)

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

As of October 31, 2007, the Company had authorized 75,000,000 of $0.001 par common stock, of which 3,150,000 shares were issued and outstanding.

NOTE 6 - LITIGATION

There were no legal proceedings pending or threatened against the Company with respect to matters arising in the ordinary course of business.

NOTE 7 - SUBSEQUENT EVENTS

On December 28, 2007 the Company acquired BoomJ.com, Inc. for 34,458,067 shares of its common stock.

In connection with the acquisition of BoomJ.com, Inc. the Company's only officer and director:

     o resigned her positions with the Company and was replaced with the present management of BoomJ.com, Inc;

     o    returned   750,000   shares  to  the  Company  for   cancellation   in
          consideration for the payment of $125,000;

     o agreed to return an additional 750,000 shares to the Company for cancellation in consideration for a payment of $125,000 to be made no later than January 31, 2008; and

                           REEL ESTATE SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

NOTE 7 - SUBSEQUENT EVENTS (continued)

     o received a warrant which allows her to purchase 825,000 shares of the Company's common stock at a price of $0.93 per share at any time prior to December 28, 2012.


Following the acquisition of BoomJ.com, and after giving effect to the cancellation of the 750,000 shares owned by the former officer and director, the Company had 36,858,067 outstanding shares of common stock. There is no other class of capital stock outstanding. Each share of common stock is entitled to one vote.

BoomJ.com was incorporated in Nevada on November 14, 2006 and is a development-stage company that operates a website (www.Boomj.com) which is designed to be a social, political, and financial and lifestyle network focused on providing diversified media, compelling content and advertising. BoomJ's target market is a population group of approximately 78 million Americans who were born between 1946 and 1964.

The Company was the legal acquirer as the two entities merged. However, since the Company was a public shell company at the time of the acquisition, with a nominal amount of assets, the acquisition was treated as a recapitalization of BoomJ and an acquisition of the Company's assets and liabilities by BoomJ. Although the Company was the legal acquirer in the merger, BoomJ was the accounting acquirer. As a result, after the date of the merger the historical financial statements of BoomJ become those of the Company.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of February, 2008.

                                    BOOMJ, INC.


                                By: /s/ Robert J. McNulty
                                    -------------------------------------
                                    Robert J. McNulty, President and Principal
                                    Executive Officer


                                By: /s/ Mark V. Noffke
                                    -------------------------------------
                                    Mark V. Noffke, Principal Financial and
                                    Accounting Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                Date



/s/ Robert J. McNulty          Director            February 6, 2008
----------------------
Robert J. McNulty


/s/ Murray Williams            Director            February 6, 2008
----------------------
Murray Williams

                                   BOOMJ, INC.

                                   FORM 10-KSB

                                    EXHIBITS