Form 10KSB
period 2007-12-31
BOOMJ INC
filed 2008-04-04
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-52490

BOOMJ, Inc.

(Formerly Reel Estate Services, Inc.)
(Name of Small Business Issuer in its charter)

Nevada	98-0512515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9029 South Pecos, Suite 2800 Henderson, NV 89074
(Address of principal executive offices, including Zip Code)

 (702) 463-7000
(Issuer's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT
Title of each class
NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
COMMON STOCK $0.001 PAR VALUE

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act) Yes ☐ No ☒

Issuer's Revenues for its most recent fiscal year: $94,485.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2008 (based upon the average of the bid and asked prices of these shares on the OTC Bulletin Board) was $24,699,862.

The number of shares of the registrant's Common Stock outstanding as of March 31, 2008 was 37,014,496.

BOOMJ, INC.
(Formerly Reel Estate Services, Inc.)

TABLE OF CONTENTS
Report on Form 10-KSB

PART I

Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as this company's belief or expectation or preceded by the words ”should" “believes,” “anticipates,” “expects,” “estimates,” “plan,” “may,” “intends,” “will,” or similar terms are forward looking statements that involve risks to and uncertainties in the company's business and other risks and uncertainties that may be detailed from time to time in this company's reports filed with the Securities and Exchange Commission.

Item 1. DESCRIPTION OF BUSINESS

Background

We were incorporated in Nevada on January 12, 2006 under the name “Reel Estate Services, Inc.” Our initial business plan involved the establishment of a web-based service that listed properties that would be available for rental by film and television companies as filming locations. Traditionally companies searching for filming locations would retain the services of brokers who would charge a commission on the rental of the location.

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

Acquisition of BoomJ.com

On December 28, 2007 we acquired BoomJ.com, Inc. for 34,458,067 shares of our common stock. BoomJ.com, Inc. was incorporated in Nevada on November 14, 2006 and is a development-stage company that operates a website which provides political, financial and lifestyle information designed for a population group of approximately 78 million Americans who were born between 1946 and 1964.

In connection with the acquisition of BoomJ.com, Inc.:

•	Linda Rutter, our only officer and director, resigned her positions with us;

•	Ms. Rutter, in consideration for the payment of $250,000, returned 1,500,000 shares to us for cancellation;

•	We issued 34,458,067 shares of our common stock in return for all of the then outstanding common shares of BOOMj.com;

•	Ms. Rutter received a warrant which allows her to purchase 825,000 shares of our common stock at a price of $0.93 per share at any time prior to December 28, 2012; and

•	The following persons were appointed as our new officers and directors:

Name	Position

Robert J. McNulty	Chief Executive Officer and a Director
Wendy Borow-Johnson	President - Media
Mark V. Noffke	Executive V.P., Finance and Principal Financial Officer
Mark Doumani	Senior Vice President Business Development
Murray Williams	Director

Prior to the acquisition, BoomJ.com, Inc. had outstanding shares of its Series A and B preferred stock. All of these preferred shares were converted into shares of BoomJ.com, Inc.’s common stock and, when we acquired BoomJ.com, Inc., were exchanged for shares of our common stock.

Following the acquisition of BoomJ.com, Inc. and after giving effect to the cancellation of the 1,500,000 shares owned by Ms. Rutter, we had 36,108,067 outstanding shares of common stock.

On January 14, 2008 we changed our name to BoomJ, Inc.

As a result of our acquisition of BoomJ.com, our business is that which is conducted by our wholly-owned subsidiary, BoomJ.com, Inc. All references to us, unless otherwise indicated, include the operations of BoomJ.com, Inc. Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to Boomj, Inc. and, unless the context indicates otherwise, also includes Boomj.com, Inc.

Current Business

BOOMj.com, Inc. launched its website (www.boomj.com) in January 2007. The website is intended to be a social, political, and financial and lifestyle network focused on providing diversified media, content and advertising to our members. We refer to our target market as the “BoomJs”, a population group consisting of approximately 78 million Americans born between 1946 and 1964.

BoomJs are the fastest-growing group on the Internet, according to surveys conducted by the Pew Internet and American Life Project. Presently only half of 60-year-olds and one-quarter of people in their 70’s use the Internet on a regular basis. We believe that aging Boomj’s who gained Internet knowledge in the workplace will dramatically increase the older online population.

We plan to generate revenue primarily through the sale of advertising on our website; from the sale of the over 1,700,000 products which we offer on our website, commissions from the rental of lodging and automobiles, and commissions from the sale of airline tickets and other travel packages.

Social Networking

Social networking platforms have become one of the most efficient ways of creating large audiences for directing advertising. This is evident by News Corporation’s recent $580 million acquisition of Intermix, Inc., the parent of MySpace.com, and Google’s purchase of YouTube.com for $1.65 billion.

We believe the first social networking website was Classmates.com, which began in 1995. Company of Friends, the online network of Fast Company, the "new economy" business magazine, launched shortly after, in 1997 and introduced business networking to the Internet. Other sites followed, including SixDegrees.com, which began in 1997, Epinions, which introduced the “circle of trust” in 1999, followed by European equivalents Ciao.com, Dooyoo and ToLuna. It was not until 2001 that Websites using the “Circle of Friends” online social networks started appearing. This form of social networking, widely used in virtual communities, became particularly popular in 2002 and flourished with the advent of a Website called Friendster. We estimate that there are over 200 social networking sites. The popularity of these sites rapidly grew, and by 2005 MySpace was getting more page views than Google, according to Alexia.com. Google has a social network called Orkut, launched in 2004. Social networking began to be seen as a component of an Internet strategy around the same time: in March 2005 Yahoo launched Yahoo! 360°, its entry into the field, and in July 2006, News Corporation bought MySpace.

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

Women. Many women in the BoomJ generation are in their peak earning years and have the freedom to spend their money on what they want. In addition, according to recent AC Nielsen data, 33.3% of older women report they oversee their family’s finances, compared to only 5% in 1962. We understand that women in the BoomJ generation are redefining their age and roles. Our website provides specific content geared towards these women, such as finance, health, entertainment, travel, and shopping.

Motion Pictures and Entertainment. We provide the latest movie news ranging from current reviews to show times and ticket sales. Our members can find out everything about movies in one stop and have access to trailers, upcoming releases and exclusive commentary on the movies they want to see. Our entertainment news gives Boomj’s the inside scoop on what is happening inside the industry. Boomj’s can find the latest fashions, diets, and celebrity gossip from breakups to hookups.

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

Competition

There is intense competition for Web-based business offering social, political and financial information and e-commerce. We expect this competition to continue to increase. We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information and entertainment on the web. Competitors include seniorjournal.com, boomerwomenspeak.com, aginghipsters.com, 50Plus.com, www.generationjones.com, Eons.com, AARP, YouTube, My Space, Craig’s List, Evite, Shutterfly, Facebook, and Yahoo’s new Shine website for women.

In addition, we will be competing with other ecommerce companies, general purpose consumer online services, such as America Online and Microsoft Network; websites targeting business and financial needs, such as TheStreet.com and Motley Fool; and other web “portal” companies, such as Excite, Infoseek, Yahoo! and Lycos.

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

In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could harm our business. Likewise, a range of other laws and new interpretations of existing laws could have an impact on our business. For example, in the U.S. the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights or other rights. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

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

We are also subject to federal, state and foreign laws regarding privacy and protection of user data. We post on our website our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could potentially harm our business. In addition, the interpretation of data protection laws, and their application to the internet, in Europe and other foreign jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and to have to change our business practices. Further, any failure by us to protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure.

Intellectual Property

Our trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. We believe that we own the trademarks to “boomj.com” and “boomj.com, Inc.” We intend to register these and possibly other trademarks. We hold the Internet domain names www.boomj.com, boomj.net and boomj.org. We also hold the Internet domain names www.myboomj.com, myboomj.net, and myboomj.org. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org,” or with a country designation.

Employees

As of January 31, 2008 we had 25 full-time employees, including our five executive officers. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Risks Related to Our Business and Industry

We have a limited operating history upon which an evaluation of our prospects can be made. For that reason, it is difficult to judge our prospects.

Prior to our acquisition of Boomj.com, Inc., we unsuccessfully attempted to establish a web-based business that listed properties that would be available for rental by film and television companies as filming locations. We terminated those operations in September 2007. The company that we acquired in the merger on December 28, 2007, however, itself is a newly organized business with limited operations that make it difficult to evaluate our business prospects. As a result, investors do not have access to the same type of information in assessing their proposed investment as would be available to purchasers in a company with a history of prior operations. As a development stage company, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with commencing new operations, including capital requirements and management’s potential underestimation of initial and ongoing costs. We also face the risk that we not be able to effectively implement our business plan. If we are not effective in addressing these risks, we may not develop a viable business or may not operate profitably. As a start-up company, we expect to incur significant operating losses for the near future, and there can be no assurance that we will be able to generate significant revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. We will require additional funds to continue research, development and testing of our technologies and products, to obtain intellectual property protection relating to our technologies when appropriate, and to market our products. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

There is no guarantee that our strategy for developing our Internet platform and website will be successful or that if successfully developed, will result in this company becoming profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue that may cause the value of BOOMJ.com to decrease, thereby potentially causing our stockholders to lose their investment.

We currently have outstanding potentially convertible promissory notes that are secured by a lien on all of this company’s assets. Accordingly, a default under the convertible promissory notes could result in the foreclosure of all of our assets and the termination of our business.

We recently issued $2,280,000 of potentially convertible promissory notes that are secured by a first priority security interest on all of our assets. The notes mature and must be repaid in full, both principal and interest, on March 31, 2009. Failure to make any payment as required under the convertible promissory notes could result in the acceleration of the convertible promissory notes and the foreclosure of our assets. If we are unable to repay the notes in full upon their maturity, or if we otherwise default under our obligations to the holders of those notes, the holders of the convertible promissory notes will have the right to foreclose on all of our assets, which would materially and adversely affect our ability to continue our operations and could terminate our existence. No assurance can be given that we will be able to make all payments as required or that we will be able to repay the convertible promissory notes.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If our business and markets grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expanding product and service offerings and in integrating any acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•	our ability to raise substantial additional capital to fund the implementation of our business plan;
•	our ability to execute our business strategy;
•	the ability of our services to achieve market acceptance;
•	our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;
•	our ability to attract and retain qualified personnel;
•	our ability to manage our third party relationships effectively; and
•	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise.

Our business depends on the development of a strong brand, and if we do not develop and enhance our brand, our ability to attract and retain subscribers may be impaired and our business and operating results may be harmed.

We believe that our brand will be a critical part of our business. Developing and enhancing our brand may require us to make substantial investments with no assurance that these investments will be successful. If we fail to promote and develop the ‘‘BOOMJ.com’’ brand, or if we incur significant expenses in this effort, our business, prospects, operating results and financial condition may be harmed. We anticipate that developing, maintaining and enhancing our brand will become increasingly important, difficult and expensive.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

 Our trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

In providing our services we could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we do not prevail, could also cause us to pay substantial damages and prohibit us from selling our services.

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, if it is ultimately determined that our services infringe a third party’s proprietary rights. Even if claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns.

Traffic Levels on our Website can fluctuate, which could materially adversely affect our business.

Traffic levels to the Company’s Website can fluctuate significantly as a result of social, political and financial news events. The demand for advertising, cross promotion and subscriptions on the Company’s Website as well as on the Internet in general can cause changes in rates paid for Internet advertising. This could impede the Company’s ability to renew marketing or advertising agreements and raise budgeted marketing and advertising costs.

Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our products and services.

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interfere with the BOOMJ.com experience. These applications have in the past attempted, and may in the future attempt, to change our users’ internet experience. The interference often occurs without disclosure to or consent from users, resulting in a negative experience that users may associate with BOOMJ.com. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. In addition, we offer a number of products and services that our users download to their computers or that they rely on to store information and transmit information to others over the internet. These products and services are subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks. The ability to reach users and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful, or if our products and services have actual or perceived vulnerabilities, our reputation may be harmed and our user traffic could decline, which would damage our business.

We rely on bandwidth providers, data centers or others in providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on vendors, including data center and bandwidth providers. Any disruption in the network access or collocation services provided by these providers or any failure of these providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business. We exercise little control over these vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases to facilitate aspects of our data center and connectivity operations including internet traffic management services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays in connection with these technologies and information services could harm our relationship with users, adversely affect our brand and expose us to liabilities.

Our systems are also heavily reliant on the availability of electricity. If we were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly and their fuel supply could be inadequate during a major power outage. This could result in a disruption of our business.

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers may be able to block, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers.

Our products and services depend on the ability of our users to access the internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. These activities may be permitted in the U.S. after recent regulatory changes, including recent decisions by the U.S. Supreme Court and Federal Communications Commission and under legislation being considered by the U.S. Congress. While interference with access to our popular products and services seems unlikely, such carrier interference could result in a loss of existing users and advertisers, increased costs, and impair our ability to attract new users and advertisers, thereby harming our revenue and growth.

We face intense competition from social networking sites and other Internet businesses and may not be able to successfully compete.

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information and entertainment on the web. Such competitors include seniorjournal.com boomerwomenspeak.com, aginghipsters.com, 50Plus.com, generationjones.com, Eons.com, AARP, YouTube, My Space, Craig’s List, Evite, Shutterfly and Facebook.

In addition, we will be competing with other Internet companies, such as ecommerce companies, general purpose consumer online services, such as America Online and Microsoft Network; online services or Websites targeting business and financial needs, such as TheStreet.com and Motley Fool; and other web “portal” companies, such as Excite, Infoseek, Yahoo! and Lycos.

Our competitors have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. They may have a greater ability to attract and retain users than we do because they operate internet portals with a broad range of content products and services. If our competitors are successful in providing similar or better web sites, more relevant advertisements or in leveraging their platforms or products to make their web services easier to access, we could experience a significant decline in user traffic or in the size of our network. Any such decline could negatively affect our revenues.

We face competition from traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our operating results.

In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities, including television, radio and print. This would include such companies as The Wall Street Journal, CNN and CNBC. Most large advertisers have set advertising budgets, a very small portion of which is allocated to internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that make using the internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in web based products and services. As a result, we must continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new products and services that people can easily and effectively use. If we are unable to provide quality products and services, then our users may become dissatisfied and move to a competitor’s products and services. Our operating results would also suffer if our innovations are not responsive to the needs of our users and members, are not appropriately timed with market opportunities or are not effectively brought to market. As internet broadcasting technology and social networks continue to develop, our competitors may be able to offer products and services that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive.

We need to enter into strategic relationships with other Websites. If we are unable to do so, our revenues and operating results will suffer.

We will need to establish and maintain strategic relationships with other Websites to attract users, advertisers and compelling content. There is intense competition for placements and cross promotion on these sites, and we may not be able to enter into relationships on commercially reasonable terms or not at all. In addition we may have to pay significant fees to establish and maintain these relationships.

Our business model is dependent upon continued growth in the use of the Internet by our target demographic, and acceptance of our services by our target demographic. If such growth and acceptance do not occur, our business will suffer.

Our business model depends on increasing demand for our content and e-commerce initiatives from the Baby Boomers and the Generation Jones. This in turn depends on this demographic continuing to increase their use of the Internet for obtaining information pertaining to social, political, financial and lifestyle events and conducting commercial transactions. There can be no assurance that such growth will continue, or that our services will be accepted by this demographic. If such growth and acceptance does not occur, our business will be materially adversely affected.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively

The success of this company depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Robert J. McNulty, Chairman &, Chief Executive Officer, Mr. Mark V. Noffke, Executive Vice President and Chief Financial Officer, Mr. Mark Doumani Senior Vice President of Business Development, and Ms. Wendy Borow-Johnson, President of Media. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of Messrs. McNulty, Noffke, Doumani, and or Ms. Borow-Johnson and other key personnel could have a material adverse effect on our business and future prospects. At the present time, we have no employment agreements (with the exception of Wendy Borow-Johnson) and no key person insurance policies in place for any of the above referenced individuals. In order to support our business plan, we will be required to recruit effectively, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a material adverse effect on our business.

Risks Related to Ownership of our Common Stock

Our stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares.

The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

If a market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically which could negatively impact your investment in our common stock.

Our common stock only recently began to trade. There is only a limited market for our common stock and a viable market for our common stock may never develop further. If a market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control including:

•	variations in our quarterly operating results;
•	announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;
•	general economic slowdowns;
•	sales of large blocks of our common stock;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	fluctuations in stock market prices and volumes;
•	concern by potential investors that the large number of shares of common stock which may be sold pursuant to this prospectus may have a downward effect upon the market price of the stock; and
•	the effect of sales pursuant to this prospectus on the trading volume of our common stock.

Dramatic fluctuations in the price of our common stock may make it difficult to sell our common stock.

Because we are subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interests and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the Securities and Exchange Commission, the New York and American Stock Exchanges and the NASDAQ Stock Market as a result of Sarbanes-Oxley requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ Stock Market. Because we are presently required to comply with many of the corporate governance provisions and because we have only recently acquired an active business that could require formal internal controls, we have not yet adopted all of these measures. Until we comply with these corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We may be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent registered public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Because we are subject to the “penny stock” rules, you may have difficulty in selling our common stock.

Our common stock is subject to regulations of the SEC relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on the NASDAQ National or Capital Market that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for your common stock and could limit your ability to sell your securities in the secondary market.

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Our management and directors collectively beneficially own 17.6% of our outstanding common stock, and this concentration of ownership may have the effect of preventing a change in control.

Mr. Robert J. McNulty, our Chairman and Chief Executive Officer, Ms. Wendy Borow-Johnson, our President of Media, Mr. Mark V. Noffke, our Executive Vice President of Finance and CFO, Mr. Mark Doumani, our Senior Vice President Business Development and Mr. Murray Williams one of our directors collectively beneficially own approximately 17.6% of the outstanding shares of our Common Stock. As a result, Mr. McNulty and or Ms. Johnson and or Mr. Noffke and or Mr. Doumani and or Mr. Williams if they act in concert, will have the ability to exercise substantial influence over our business by virtue of their voting power with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing a change in control of this company. Approximately 48.1% of our issued and outstanding stock is held by Linlithgow Holdings LLC, an entity owned and controlled by the immediate family members of Mr. Robert J. McNulty. Mr. McNulty is not a member or manager of Linlithgow Holdings LLC and he disclaims any beneficial interests in these shares. Mr. McNulty does not exercise any voting rights in respect of these shares nor does he have any right to dispose of these shares.

The registration and potential sale by current stockholders of a significant number of shares could encourage short sales by third parties and could depress our common stock and could have a dilutive effect.

We have agreed to register for public resale approximately 3,257,000 shares issuable upon the exercise of outstanding warrants. We expect to file a registration statement to register those shares in the near future. In addition, under certain circumstances, we are also required to register in our next registration statement 300,000 currently outstanding shares and approximately 3,257,000 additional shares issuable upon the conversion of outstanding potentially convertible notes. Because there is only a limited public market for our stock, there may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of newly registered shares, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock. If the selling stockholders sell a significant number of shares of common stock, the market price of our common stock may decline. Furthermore, the sale or potential sale of the offered shares pursuant to the prospectus and the depressive effect of such sales or potential sales could make it difficult for us to raise funds from other sources and could lead to additional dilution.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 9029 South Pecos, Suite 2800, Henderson, NV 89074, consist of 4,560 square feet and are leased at a monthly rate of $8,892 until December 31, 2011. We also have an office in Santa Ana, California. This office consists of 2,513 square feet of space and is leased at a monthly rate of $4,272 until April 30, 2008.

ITEM 3. LEGAL PROCEEDINGS

No legal proceedings have been initiated against us. However, in the matter titled Boomj.com, a Nevada corporation, and Linlithgow, a Nevada Limited Liability Company vs. George Pursglove that we filed in Las Vegas, Nevada, our largest shareholder, Linlithgow Holdings, LLC and this company have initiated a lawsuit against Mr. George Pursglove, the former President of Boomj.com , Inc. Among other claims, we are alleging that Mr. Pursglove breached his confidentiality and non-competition agreement with us and that he is improperly claiming to be the beneficial owner of 6,666,000 shares of our common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On January 15, 2008 our common stock began trading on the OTC Bulletin Board under the symbol “RLET”. On January 31, 2008 our trading symbol changed to “BOMJ”. On March 28, 2008 the "bid" price for our common stock on the OTC Bulletin Board was $1.90 per share.

As of March 28, 2008 there were 107 record holders of our common stock.

As of March 28, 2008 we had 37,014,496 outstanding shares of common stock, of which 35,514,496 shares were “restricted securities” as that term is defined in Rule 144 of the Securities and Exchange Commission.

There was not active trading market in our common stock until after our acquisition of Boomj.com, Inc., and virtually no trades were recorded during the fiscal year covered by this annual report.

Dividends and Dividend Policy

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

Recent Sales of Unregistered Securities

There were no issuances or sales of our securities by us during the fourth quarter of 2007 that were not registered under the Securities Act of 1933 (the “Act”) other than the issuance of shares to the former stockholders of Boomj.com, Inc. in connection with the acquisition of that company. In the merger acquisition of Boomj.com, Inc., we issued 34,458,067 shares of our common stock to the stockholders of Boomj.com, Inc. in exchange for all of their shares of Boomj.com, Inc. All of the Boomj.com, Inc. stockholders were “accredited investors,” as that term is defined under Rule 501(a) of the Act, and the shares were issued pursuant to an exemption available under Section 4(2) and Rule 506 of the Act.

On October 19, 2007 Boomj.com, Inc. issued a short term Promissory Note to Centurion Credit Resources, LLC in exchange for a $500,000 secured loan. As a condition of the loan, Boomj.com, Inc. delivered to the lender (a) an origination fee in the amount of $15,000, and (b) two hundred thousand (200,000) shares of Boomj.com, Inc.’s $.001 par value common stock. The Note was guarantied personally by Robert McNulty, our Chairman of the Board. On December 28, 2007, in connection with the merger with Boomj.com, Inc., these shares were exchanged for 404,000 shares of our common stock. The issuance of securities is exempt from the registration requirements of the Act, under Section 4(2) of the Act as transactions by an issuer not involving any public offering.

On October 19, 2007 Boomj.com, Inc. issued 200,000 shares of its common stock to two individuals for services rendered in connection with obtain financing for Boomj.com, Inc. The issuance of securities is exempt from the registration requirements of the Act, under Section 4(2) of the Act as transactions by an issuer not involving any public offering. On December 28, 2007, in connection with the merger with Boomj.com, Inc., these shares were exchanged for 404,000 of our shares of common stock.

On October 24, 2007 Boomj.com, Inc. issued 250,000 shares of its common stock to Robert McNulty, Chairman of Boomj.com in consideration of his agreement to personally guaranty a company loan. On December 28, 2007, in connection with the merger with Boomj.com, Inc., these shares were exchanged for 505,000 shares of our common stock. The issuance of securities is exempt from the registration requirements of the Act, under Section 4(2) of the Act as transactions by an issuer not involving any public offering.

On November 6, 2007, Boomj.com, Inc. entered into an agreement with the firm Richardson & Patel LLC to provide legal services. In exchange for these services, Boomj.com, Inc. issued 10,000 shares of its common stock to that law firm. The issuance of securities is exempt from the registration requirements of the Act, under Section 4(2) of the Act as transactions by an issuer not involving any public offering.

On November 15, 2007 Boomj.com, Inc. issued 300,000 shares of its common stock to an employee of Boomj.com, Inc. for the services that are to be provided to Boomj.com, Inc. in 2007.  The issuance of securities was exempt from the registration requirements of the Act, under Section 4(2) of the Act.

On December 12, 2007, $100,000 of principal and $1,907 of accrued interest on a promissory note issued to Carole Harder was converted into shares of Boomj.com, Inc.’s Preferred Stock Series “B” at the request of the holder at a price of two dollar ($2.00) per share. The issuance of securities is exempt from the registration requirements of the Act, under Section 4(2) of the Act as transactions by an issuer not involving any public offering, or under Rule 506 of Regulation D promulgated under the Securities Act. These shares of preferred stock were converted into Boomj.com, Inc. common stock prior to the merger with Boomj.com, Inc. and then were exchanged for 102,925 shares of our common stock in our acquisition of Boomj.com, Inc.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Forward Looking Statements

This Form 10-KSB, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, and projections about this company's industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause risks or outcomes to differ materially from those expressed in the forward-looking statements.

Forward-looking statements may include without limitation statements relating to our plans, strategies, objectives, expectations, and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates,” "expects," "intends," "plans," "believes," "seeks," and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. This Annual Report includes, among others, forward-looking statements regarding our:

•	expectations about revenues, including advertising and product sales;

•	expectations about growth in the number of our members and users;

•	expectations about cost of revenues and operating expenses;

•	expectations about our on-going strategic initiatives;

•	anticipated capital expenditures;

•	impact of recent acquisitions on our business and evaluation of possible acquisitions of, or investments in, businesses, products, and technologies; and

•	expectations about cash flow generation and the use of existing cash to meet normal operating requirements.

Although we believe that the assumptions on which these forward looking statements are based are reasonable, any of those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation of that our plans and objectives will be achieved. Undue reliance should not be placed on these forward-looking statements, which apply only as of the date of this Annual Report.

Results of Operations

This company, formerly known as Reel Estate Services Inc. was incorporated in Nevada as a development stage company on January 12, 2006 to create a web-based service that lists properties across the globe that are available for rental and/or use by film and television companies as filming locations. We never earned any revenue from our former Reel Estate Services internet site, and in September 2007 prior management terminated those operations.

On December 28, 2007 Reel Estate Services, Inc. acquired BoomJ.com, Inc. through a triangular merger (the “Reorganization”) in which it issued 34,458,067 shares of common stock to the former shareholders of BoomJ.com, Inc.

BOOMj.com, Inc. operates a web property that offers original content, diversified media and advertising targeting adults commonly referred to as Baby Boomers and Generation Jones. On our Web site, www.BOOMj.com, users/members can create their very own personal profile for use on the social network platform. These users/members can upload, watch and share their videos and other interesting information with like-minded Boomers and Generation Jones. Our website provides entertainment news ranging from the latest movie reviews, fashions and diets to show times and ticket sales. The website also offers a variety of travel services, including fare finder, hotel and car rental information, reservations, destination information and last minute travel deals. Baby Boomers and Generation Jones are able to shop online through Boomj.com’s online store. BOOMj.com user/members can buy leading brand name merchandise. For financial statement purposes, our acquisition of Boomj.com, Inc. was treated as a reverse acquisition and as though BoomJ.com, Inc. had acquired us since the prior shareholders’ of BoomJ.com, Inc. ended up with a majority ownership in our stock. Accordingly, prior to December 28, 2007 the historical financial statements of BoomJ.com, Inc. have become our historical financial statements. Subsequent to December 28, 2007 the consolidated operations of both entities are included in our financial statements. BoomJ.com, Inc. itself was created November 14, 2006. Our financial statements for the year ended December 31, 2007 are therefore not comparable to the previous period from November 14, 2006 through December 31, 2006 since this was a start-up period and our operations had not fully commenced.

We reported a net loss of $4,973,477 for the twelve months ended December 31, 2007. In the prior year, our net loss was $54,914, reflecting our operations from inception, November 14, 2006 through December 31, 2006. The loss in 2007 was principally attributable to increase in operating costs, as more fully explained in "Operating Expenses" below.

Revenues

Our goal is to generate revenues from the sale of various products to our website users and from advertising fees. We commenced operating our website in February 2007. Through the end of 2007, we had $94,485 in revenues, of which approximately two-thirds represented product sales and the balance was derived from advertising revenues. Since we did not operate our website in 2006, we did not generate any revenues in 2006.

Operating Expenses

Selling, general and administrative expenses (SG&A) including related party expenditures for the twelve month period ended December 31, 2007 were $3,183,460. This reflects an increase of $3,166,475 in SG&A expenses from the $16,985 reported for the period from inception, November 14, 2006 through December 31, 2006. This change in SG&A expenses is attributable to advertising costs incurred in launching our website, increases in administrative, technical and marketing personnel and related payroll costs, an increase in travel related costs. Our SG&A expenses are expected to continue to increase during the current fiscal year ending December 31, 2008 as we increase our operations, increase advertising, and hire more employees.

Professional fees for the twelve month period ended December 31, 2007 were $1,164,270. The largest component of professional fees consists of services rendered in connection with the design and establishment of our website and Internet related activities, as well as legal and accounting fees. This reflects an increase of $1,127,449 in professional fees from the $36,821 reported for the period from inception, November 14, 2006 through December 31, 2006. Included in the professional fees are non-cash items of $817,417 in stock issued in exchanged for a variety of consulting services. The balance of the variance is due to establishment of an advisory board and other consulting services to enhance our website marketing and contractual services infrastructure and the costs associated with outsourcing some of our marketing and promotional activities.

Depreciation and amortization expense for the twelve month period ended December 31, 2007 was $137,255. This reflects an increase of $136,947 in depreciation and amortization expense from the $308 reported for the period from inception, November 14, 2006 through December 31, 2006. This increase in expense is attributable to the amortization of the asset additions during the full twelve month period.

Interest expense, which includes related party interest of $125,413, for the twelve month period ended December 31, 2007 was $298,284. No interest expense was realized in 2006. Our interest expense is due to the loan amortization expense of the loan discount and other costs of $279,903 and cash interest paid of $18,381 for the period ended December 31, 2007. The loan discount relates to the sundry loans procured by us during 2007 in order to fund our working capital requirements.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2007 were $111,247. Since we had only had limited operations in 2007, all of our capital resources were derived through the sale of debt and equity securities. No assurance can be made that we will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred a loss of $4,973,477, for the twelve month period ended December 31, 2007. Our current liabilities less debt exceeded its current assets by $708,573 at December 31, 2007 and negative cash flow from operating activities for the twelve months ended December 31, 2007 was $2,907,834. These factors, and our ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient funds on hand to fund our anticipated on-going operating expenses. We do not have any bank credit lines. Accordingly, we will have to obtain additional funding in the near future in order to continue our operations. Although the amount of revenues that we are now generating from our operations is increasing on a monthly basis, we do not anticipate that we will generate sufficient cash from operations to fund our working capital needs until the second half of this year, at the earliest. Accordingly, we intend to continue to seek additional financing from various sources, including from the sale of debt or equity securities. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we do not obtain sufficient additional funds in the near future, we will have to suspend some of our operations, scale down our current and proposed future operations or, if those actions are not sufficient, terminate our operations.

As of December 31, 2007, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Operating Activities

Net cash used in operating activities for the twelve months period ended December 31, 2007 was $2,907,834. This was mainly attributable from the use of cash in operations as we establish business and operations.

Investing Activities

Net cash used in investing activities for the twelve month period ended December 31, 2007 was $149,698. The company expended cash for purchase of computer and office equipment and expenditures related to its Website development.

Financing Activities

Net cash provided by financing activities for the twelve month period ended December 31, 2007 was $3,114,470 due to net cash received from the sale of securities of $2,014,470. We also received proceeds from the issuance of several promissory notes amounting to $1,418,000, of which $193,000 were subsequently repaid during the year. We also paid $125,000 at the time of the Reorganization for the cancellation of stock of the former major shareholder.

As a result of the above activities, we experienced a net increase in cash of $56,938 for the twelve month period ended December 31, 2007. Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors through the sale of its securities.

Other

We do not believe that inflation has had a material impact on our business or operations.

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets

Going Concern

This company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the company has an accumulated deficit of $5,028,391 on December 31, 2007 and will need to raise additional capital, or obtain financing to continue operations. The enclosed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should this company be unable to continue as a going concern.

Management is taking steps to address its operating and financial cash requirements, which it believes will be sufficient to provide the company with the ability to continue operations in next twelve months. Management has devoted a significant amount of time in the raising of capital. However, the company’s ability to continue as a going concern is dependent upon raising funds through debt and equity financing and generating revenue. There are no assurances this company will receive the necessary funding or generate revenue necessary to fund operations. This raises substantial doubt about this Company’s ability to continue as a going concern.

Application of Critical Accounting Policies

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Revenue is recognized when merchandise is shipped to a customer.

Stock-Based Compensation

The Company follows the guidance of Financial Accounting Standard No 123(R) “Share Based Payment” for all share-based payments to employees, including grants of employee stock options or warrants, are recognized in the financial statements based on their fair values. This guidance requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).

The Company follows the guidance of Emerging Issues Task Force No. 96-18: “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for transactions in which equity instruments are issued in exchange for the receipt of goods or services to non employees.

Issuance of Shares for Service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Recent Accounting Pronouncements

In September 2006, the FASB issued a new standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The new standard does not require new fair value measurements, rather, its provisions will apply when fair value measurements are performed under other accounting pronouncements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the standard was deferred for one year as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). We are reviewing the potential impact, if any, of this new guidance.

In February 2007, the FASB issued a new standard that permits entities to choose to measure many financial instruments and certain other items at fair value. This standard expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by the new standard permits all entities to choose to measure eligible items at fair value at specified election dates and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued enhanced guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations and their effect. The standard applies prospectively to business combinations in 2009 and is not subject to early adoption. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued a new standard for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as a component of consolidated equity. This is a change from the current practice to present noncontrolling interests in liabilities or between liabilities and stockholders’ equity. Similarly, the new standard requires consolidated net income and comprehensive income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. The standard is effective prospectively with respect to transactions involving noncontrolling financial interests that occur on or after January 1, 2009. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

Off Balance Sheet Arrangements

The Company has no Off Balance Sheet arrangements at December 31, 2007.

Item 7. Consolidated Financial Statements

Financial Statements are referred to in Item 13(a), listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, December 31, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal controls over financial reporting are designed to provide reasonable assurance that the books and records reflect the transactions of the company and that established policies and procedures are carefully followed. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

We did not, due to the reasons listed immediately below, conduct an assessment of, nor prepare a report on, internal control over financial reporting at December 31, 2007.

•
In connection with the Reorganization that was effected on December 28, 2007, the management (both officers and directors) of this company at December 28, 2007 was completely replaced and any prior internal controls over financial reporting of this company ceased to exist at that time. In addition, as a result of the Reorganization, our business changed. Therefore any assessment of our internal controls over financial reporting at December 31, 2007 would have been futile.

•
The prior financial statements of this company were superseded as of December 28, 2007 by the financial statements of Boomj.com, Inc. as adjusted for the Recapitalization. Thus any internal controls over financial reporting of this company had no significance to the operating company financial statements presented in this December 31, 2007 Annual Report.

•
The timing of the Reorganization was only three days prior to year-end which did not allow the management of the operating company, Boomj.com, Inc., time to prepare for and conduct a management assessment and report on internal control over financial reporting for December 31, 2007.

•
The timing of the Reorganization was only three days prior to year-end which did not allow the operating Company time to integrate new internal control over financial reporting prior to December 31, 2007.

•	In accordance with previously issued SEC Staff guidance the company submitted correspondence to the SEC requesting relief in this matter.

We fully intend to conduct a management assessment and prepare a report on internal control over financial reporting at December 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

For the quarter ended December 31, 2007, except as noted above, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We intend to become compliant in implementing these added internal controls, document present procedures and hire a consultant to assure compliance with these new self-assurance requirements.

Item 8B. Other Information

None.
PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information concerning our officers and directors follows. All of the persons listed below became our officers and directors when we acquired BoomJ.com, Inc. on December 31, 2007:

Name	Age	Position

Robert McNulty	61	Chief Executive Officer and a Director
Wendy Borow-Johnson	55	President - Media
Mark V. Noffke	52	Executive V.P., Finance and Chief Financial Officer
Mark Doumani	42	Senior Vice President Business Development
Murray Williams	37	Director

The following describes the backgrounds of current directors and the key members of the management team. The persons who acted as officers and directors of Boomj.com, Inc. prior to the Reorganization resigned effective upon the Reorganization. All of our officers and directors also currently hold the same offices with Boomj.com, Inc.

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

Mark V. Noffke has been BoomJ’s Chief Financial Officer since January 2007. From August 2006 to December 2006, Mr. Noffke was the Chief Financial Officer of Financial Media Group Inc. From May 2004 to August 2006, Mr. Noffke was Chief Financial Officer of National Storm Management, Inc. where he was responsible for taking the company public. From August 2003 to May 2004, Mr. Noffke was a managing director of Striker Pacific Corporation, an investment bank, where he conducted due diligence, and acquisition analysis in various industries, including waste recycling, forest products and automotive. From September 1996 to August 2003, Noffke served as the Chief Financial Officer and a Director of U.S. Forest Industries, Inc, a timber manufacturing company, where he was responsible for developing the company's accounting infrastructure. From January 2002 to May 2004, Mr. Noffke served as Chief Financial Officer of Brands Shopping Networks, a publicly traded company currently known as United Fuel and Energy Corporation. In this position, Mr. Noffke was responsible for raising capital and developing the accounting infrastructure. Mr. Noffke is a Certified Public Accountant and has a B.S. in Accounting from Valparaiso University in Northwestern Indiana.

Mark Doumani has been BoomJ’s Senior Vice President of Business Development since June 2007. From June of 1996 to June of 2007 Mr. Doumani was the managing partner of Doumani & Grandon, a California based law firm and has been a member of the California and American Bar Association from 1996 to the present. Mr. Doumani co-founded True Light Films, an animation production company once selected by Animation Magazine’s “Who’s Who” in animation production. He received his Juris Doctorate from Western State University and completed his undergraduate studies at UCLA.

Murray Williams has been a Director of Boomj.com, Inc. since June 1, 2007. From June 2005 to February 2007, Mr. Williams was Chief Financial Officer at Interactive Television Networks, Inc., a television subscription service. From March 2003 to June 2005 Mr. Williams served as an independent consultant for various companies in the technology industry. From June 2002 to September 2003 Mr. Williams was Vice President - Finance for Brands Shopping Network. He was one of the founding members of Buy.Com, Inc., became an employee in February 1998, and worked with the company until August 2001.  During his three and a half year tenure, Mr. Williams created and developed the finance, legal, business development and H/R departments.  Mr. Williams managed Buy.Com’s expansion into Europe, Canada and Australia.  From January 1993 through January 1998, Mr. Williams was employed with KPMG Peat Marwick, LLP, and last served as a Manager in their assurance practice.  Mr. Williams managed a team of over 20 professionals specializing in financial services.  Mr. Williams is a CPA and received his license in 1995.  Mr. Williams received degrees in both Accounting and Real Estate from the University of Wisconsin-Madison in 1992.

There are no family relationships between any of the officers and directors.

We have not adopted a Code of Ethics applicable to our principal executive, financial, and accounting officers and persons performing similar functions.

We have a Compensation Committee comprised of Mr. McNulty and Mr. Williams. The Compensation Committee does not have a written charter.

We have an Audit Committee comprised of Mr. McNulty and Mr. Williams. Mr. Williams is the Audit Committee’s financial expert. The Audit Committee does not have a written charter.

Holders of our common stock can send written communications to our entire board of directors, or to one or more board members, by addressing the communication to “the Board of Directors” or to one or more directors, specifying the director or directors by name, and sending the communication to our offices in Henderson, Nevada. Communications addressed to the Board of Directors as a whole will be delivered to each board member. Communications addressed to a specific director (or directors) will be delivered to the director (or directors) specified. Security holder communications not sent to the board of directors as a whole or to specified board members are not relayed to board members.

Directors Compensation

The directors of the Company do not receive any compensation.  However, the Company reimburses the Board of Directors for their actual expenses incurred in attending Board meetings.

No family relationships exist between any of the executive officers or directors of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC") and each exchange on which our securities are registered. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all ownership forms they file.

Based solely on its review of the copies of such forms received by us, or written representations from the officers, directors, or persons holding greater than 10% of our common stock, the initial Forms 3 that were required to be filed following the completion of the Reorganization were filed late by all of the officers, directors and holders of 10% or more of our common stock.

Employment Contracts

On October 25, 2007, we entered into an employment agreement with Wendy Borow-Johnson, our President of Media (“Executive”) for a one year period, to provide salary, commissions, bonuses, and other fringe benefits. Annual base salary payable to the Executive under the agreement is $180,000 for the subsequent twelve months period. Payments are to be made in equal bi-weekly installments. In addition to the base salary, the Executive shall receive three percent (3%) of all net advertising revenue booked by the Executive and received by this company. The Executive also, shall receive bonuses from us as determined by our Board of Directors based upon the performance of this company. In addition, we shall issue to the Executive 300,000 shares of our common stock; such shares shall vest 1/12th monthly retroactive to August 1, 2007.

Long-Term Incentive Plans - Awards in Last Fiscal Year

None.

Employee Pension, Profit Sharing or Other Retirement Plans

None.

Item 10. Executive Compensation

The following table sets forth the compensation for our Chief Executive Officer and all other officers that received annual compensation in excess of $100,000 during the year ended December 31, 2007. The was no compensation paid to these individuals for the period from inception November 14, 2006 through December 31, 2006.

Name and Principle Position (in dollars)	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	All Other Compensation (4)	Total

Robert J. McNulty- President and CEO	2007	$-	--	$150,000	--	$150,000

Wendy Borow- Johnson President - Media	2007	$64,615	--	$75,000	--	$139,615

Mark V. Noffke - Chief Financial Officer	2007	$162,502	--	$1,000	--	$163,502

Mark Doumani Sr. - VP Business Development	2007	$118,540	--	$90,000	--	$208,540

George Pursglove (5)	2007	$131,575	--	--	--	$131,575

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.
(4)	All other compensation received that we could not properly report in any other column of the table.
(5)	Mr. Pursglove resigned as President of our subsidiary Boomj.com, Inc. effective October 24, 2007.

We have not established any stock option or other employee compensation or incentive plans, and have not issued any derivative securities (options, warrants, and rights) to any officer or employee under any equity compensation plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2007, the number of shares of our Common Stock and percentage of the outstanding shares of our Common Stock owned beneficially (a) by each officer and director; (b) by all officers and directors of as a group; and (c) by all persons who are known to us to own more than five percent of our Common Stock. Unless otherwise indicated, the address of each of the following persons is 9029 South Pecos, Suite 2800, and Henderson, Nevada 89074.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class

Mark V. Noffke	2,020,000	5.6%
Mark Doumani (1)	1,818,000	5.0%
Murray Williams	1,414,000	3.9%

Wendy Borow-Johnson	606,000	1.7%

Robert J. McNulty	505,000	1.4%

All executive officers and directors as a group (5 persons)	6,363,000	17.6%

Linlithgow Holdings, LLC (2)	17,372,000	48.1%

(1)	Includes 1,212,000 shares owned by MIK Irrevocable Trust, an irrevocable trust for the benefit of Mr. Doumani.

(2)
Represent shares owned by Linlithgow Holdings, LLC, an entity owned and controlled by immediate family members of Mr. Robert J. McNulty. Mr. McNulty is not a member or manager of Linlithgow Holdings LLC and he disclaims any beneficial interests in these shares. Mr. McNulty does not exercise any voting rights in respect of these shares nor does he have any right to dispose of these shares.

Item 12: Certain Relationships and Related Transactions

Rhett McNulty is the son of Robert J. McNulty. Rhett McNulty owns Linlithgow Holdings, LLC, which is our largest shareholder. Rhett McNulty is also the Chief Operating Officer and the 18% owner of Hype Networks, Inc. In December 2006 BoomJ.com, Inc. purchased its proprietary website software from Hype Networks, Inc. for 500,000 shares of BoomJ.com’s Series A Preferred stock. Prior to our acquisition of BoomJ.com these 500,000 Series A Preferred shares were converted into 550,000 shares of BoomJ.com’s common stock. In connection the acquisition of BoomJ.com, we issued 1,111,000 shares of our common stock in exchange for these 550,000 shares.

During 2007 BoomJ.com borrowed $218,000 from Linlithgow Holdings in a series of transactions. All of the loans bore interest at 12% per year and have since been repaid. In connection with these loans BoomJ.com issued Linlithgow Holdings warrants to purchase 34,835 shares of its common stock. The warrants are exercisable at a price ranges from $0.01 to $1.00 per share and expire on 12/31/ 2011. We also paid Linlithgow Holdings $195,000 for consulting services provided to us.

In connection with the Reorganization, the following persons received shares of our common stock in exchange for their shares of BoomJ.com, Inc.

Name	Shares

Robert J. McNulty	505,000
Wendy Burrow-Johnson	606,000
Mark V. Noffke	2,020,000
Mark Doumani	1,818,000
Murray Williams	1,414,000
Linlithgow Holdings, LLC	17,372,000

In 2007, we paid FA Corp. $83,094 for consulting services rendered to us. Mr. Williams, one of our directors and a former officer of Boomj.com, Inc., is the principal shareholders of FA Corp.

PART IV
Item 13. Exhibits

Item 13(a) The Financial Statements of Boomj, Inc. are listed on the Index to Financial Statements as set forth on page F-2.

The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.

Exhibit No.	Description of Document
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (name change)(2)
3.3	Bylaws (1)
10.1	Agreement and Plan of Reorganization (3)
10.2	Employment Agreement Wendy Borow-Johnson
10.3	Property Lease - Santa Ana, California (3)
10.4	Property Lease - Henderson, Nevada (3)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer (Principal Accounting Officer)
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
________________________________
(1) Previously filed as an exhibit to the Company’s Registration Statement filed on January 22, 2007, which exhibit is hereby incorporated herein by reference.

(2) Previously filed as an exhibit to the Company’s Annual Report Form 10-KSB filed , February 7, 2008), which exhibit is hereby incorporated herein by reference.

(3) Previously filed as an exhibit to the Company’s Current Report on Form 8-K on January 4, 2008, which exhibit is hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

During the past two fiscal years, our principal accountant have billed for their services as follows. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2007, as contained in the Annual Report, are estimated and included for the fiscal year ended December 31, 2006.

	Year ended December 31,
	2007	2006

Audit Fees	$75,000	$25,000

Audit-Related Fees	$67,000	$--

Tax Fees	$4,000	$--

All Other Fees	$--	$--

Audit fees represent fees billed for professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, audit services provided in connection with statutory and regulatory filings for those years and audit services provided in connection with securities registration and/or other issues resulting from that process.

Audit-related fees represent fees billed primarily for assurance and related services reasonably related to securities registration and/or other issues resulting from that process. These fees relate to previous potential merger transactions which did not come to fruition, regulatory filings required due to the Company’s merger with Boomj.com, Inc.

Tax fees principally represent fees billed for tax preparation, tax advice and tax planning services.

All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

The Audit Committee requires that prior to the engagement of the Company’s principal accountant to audit the financial statements of the Company or to perform other Audit Related or Non-Audit Related services, the engagement be reviewed to consider the scope of services to be rendered and the expected fees to be charged by the principal accountant in connection with rendering such services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2008.

By:	/s/ Robert J. McNulty
Robert J. McNulty, Chief Executive Officer

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and the dates indicated.

SIGNATURES	TITLE	Date

/s/ Robert J. McNulty	Chief Executive Officer and	March 31, 2008
Robert J. McNulty	Chairman of the Board and Chief
(Principal Executive Officer)

/s/ Mark V. Noffke	Chief Financial Officer	March 31, 2008
Mark V Noffke	(Principal Accounting Officer and
Principal Financial Officer)

/s/ Murray Williams	Director	March 31, 2008
Murray Williams

BOOMJ, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BoomJ, Inc.

We have audited the accompanying consolidated balance sheet of BoomJ, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007 and the period from inception (November 14, 2006) through December 31, 2007 and the period from inception (November 14, 2006) through  December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BoomJ, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period from inception (November 14, 2006) through December 31, 2007 and the period from inception (November 14, 2006) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage, has limited sales, reflected a loss of approximately $4,973,000 in 2007 and will need to raise additional capital to fund operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007.

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois

March 31, 2008

BOOMJ, INC. (A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS
Current assets :
Cash	$ 111,247
Accounts receivable	26,395
Prepaid loan cost	116,854
Other current assets	35,896
Total current assets	$ 290,392

Property, website and computer equipment	749,298
Less: Accumulated depreciation and amortization	(137,564)
Property, plant and equipment - net	$ 611,734

Other	22,930
Total assets	$ 925,056

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities :
Short term borrowings	$ 979,220
Short term borrowings - related party	25,000
Accounts payable - trade	680,727
Accounts payable - related party	45,000
Accrued expenses	273,237
Total current liabilities	$ 2,003,184

Commitments and contingencies
Stockholders’ Deficit :
Common stock, $0.001 par value, 75,000,000 shares authorized,
3,150,000 issued and outstanding ; 34,458,067 issuable; 1,500,000 to be cancelled	36,108
Additional paid in capital	3,914,155
Deficit accumulated during the development stage	(5,028,391)

Total Stockholders' deficit	$ (1,078,128)

Total Liabilities and Stockholders' Deficit	$ 925,056

The accompanying notes are an integral part of these financial statements.

BOOMJ, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the twelve month period ended December 31,	Period from inception (November 14, 2006) through December 31,	Period from inception (November 14, 2006) through December 31,
	2007	2006	2007

Revenues	$94,485	$--	$94,485

Operating expenses
Cost of products sold	$97,879	$--	$97,879
Selling general & administrative	2,892,141	16,985	2,909,126
Selling general & administrative - related party	291,319	--	291,319
Professional fees	1,164,270	36,821	1,201,091
Depreciation and amortization	137,255	308	137,563
Total costs and operating expenses	$4,582,864	$54,114	$4,636,978

Loss from operations	(4,488,379)	(54,114)	(4,542,493)

Non-operating income (expense)
Interest expense	(172,871)	--	(172,871)
Interest expense - related party	(125,413)	--	(125,413)
Interest income	2,150	--	2,150
Total non-operating income (expense)	$(296,134)	$--	$(296,134)

Loss from operations before income taxes	(4,784,513)	(54,114)	(4,838,627)

Provision for income tax	--	800	800

Net loss	$(4,784,513)	$(54,914)	$(4,839,427)

Preferred dividends	188,964	--	188,964

Net loss available to common stockholders	$(4,973,477)	$(54,914)	$(5,028,391)

Basic and diluted net loss per common share	$(0.20)	$(0.003)	$(0.21)
Weighted average shares of capital outstanding - basic	24,533,552	20,800,207	24,216,812

The accompanying notes are an integral part of these financial statements.

BOOMJ, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve month period ended December 31,	Period from inception (November 14, 2006) through December 31,	Period from inception (November 14, 2006) through December 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(4,784,513)	$(54,914)	$(4,839,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense from conversion of note	3,715	--	3,715
Amortization of debt fees	279,903	--	279,903
Depreciation and amortization	137,255	308	137,563
Stock issued for professional services	817,417	1,015	818,432
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(26,395)	--	(26,395)
(Increase) decrease in prepaid expenses and other assets	(107,942)	(15,738)	(123,680)
Increase (decrease) in accounts payable	663,198	41,938	705,136
Increase (decrease) in accounts payable - related party	(5,000)	--	(5,000)
Increase (decrease) in accrued expenses	114,528	800	115,328
Net cash used in operating activities	(2,907,834)	(26,591)	(2,934,425)

Cash flows from investing activities:
Cash paid to purchase property and equipment	(149,698)	(14,100)	(163,798)
Net cash used in investing activities	(149,698)	(14,100)	(163,798)

Cash flows from financing activities:
Issuance of preferred stock - net of offering costs	2,014,470	95,000	2,109,470
Cash received from short term borrowings	1,200,000	--	1,200,000
Cash received from short term borrowings - related party	218,000	--	218,000
Cash paid on short term borrowings - related party	(193,000)	--	(193,000)
Cash paid for cancellation of stock at merger	(125,000)		(125,000)
Net cash provided by financing activities	3,114,470	95,000	3,209,470

Net increase in cash & cash equivalents	56,938	54,309	111,247

Cash & cash equivalents, beginning balance	54,309	--	--
Cash & cash equivalents, ending balance	$111,247	$54,309	$111,247

The accompanying notes are an integral part of these financial statements.

BOOMJ, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

						Accumulated
	Common Stock		Preferred Stock		Additional	Deficit in the
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Development Stage	Stockholders’ Equity

Series A Convertible 10% Cumulative Preferred Stock issued private offering at $0.248 per share	--	--	383,800	384	94,616	--	$95,000
Series A Convertible 10% Cumulative Preferred Stock issued in exchange for website technology valued at $00.248 per share	--	--	1,616,000	1,616	398,384	--	400,000
Common stock issued to founders at half of par value	20,604,000	20,604	--	--	(10,404)	--	10,200
Offering costs on private offering for issuance of preferred stock	--	--	--	--	(17,685)	--	(17,685)
Net loss	--	--	--	--	--	(54,914)	(54,914)
Balance, December 31, 2006	20,604,000	20,604	1,999,800	2,000	464,911	$(54,914)	432,601

Issuance of Series A 10% Cumulative Preferred Stock for cash at $0.248 per share in January 2007 in continuance of the 2006 private offering	--	--	1,838,200	1,838	453,162	--	455,000
Offering costs on the January 2007 issuance of Series A 10% Cumulative Preferred Stock	--	--	--	--	(45,000)	--	(45,000)
Issuance of common stock in January and February 2007 in compensation for services provided valued at $0.149 per share	1,979,600	1,980	--	--	292,020	--	294,000
Issuance of Series B 10% Cumulative Preferred Stock for cash at $0.99 per share in private offering commencing February 2007 through November 2007	--	--	1,849,310	1,849	1,829,151	--	1,831,000
Offering costs on the issuance of Series B 10% Cumulative Preferred Stock	--	--	--	--	(226,530)	--	(226,530)
Issuance of common stock in March 2007 upon conversion of a note	205,656	206	--	--	101,602	--	101,808
Issuance of remaining shares of Series A 10% Cumulative Preferred Stock in exchange for website technology valued at $0.248 per share	--	--	202,000	202	49,798	--	50,000
Issuance of common stock in April 2007 in compensation for services provided valued at $0.149 per share	808,000	808	--	--	119,192	--	120,000

BOOMJ, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

						Accumulated
	Common Stock		Preferred Stock		Additional	Deficit in the
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Development Stage	Stockholders’ Equity
Issuance of warrants to Linlithgow Holdings, LLC (“Linlithgow”) to purchase 34,835 shares of common stock in 2007 in connection with various promissory notes issued to Linlithgow in the total amount of $193,000	--	--	--	--	13,414	--	13,414
Issuance of common stock in August 2007 in compensation for consulting services provided valued at $0.149 per share	2,424,000	2,424	--	--	357,576	--	360,000
Issuance of common stock in September 2007 in compensation for consulting services provided valued at $0.297 per share	80,800	81	--	--	23,919	--	24,000
Issuance of warrant to a noteholder to purchase 25,000 shares of common stock in October 2007 in connection with a $100,000 promissory note	--	--	--	--	9,494	--	9,494
Issuance of Series B 10% Cumulative Preferred Stock in December 2007 upon conversion of the $100,000 promissory note	--	--	102,925	103	101,804	--	101,907
Cancellation of shares of common stock upon termination of employment in October 2007	(174,645)	(175)	--	--	(25,762)	--	(25,937)
Issuance of common stock in October 2007 to Centurion Credit Resources, LLC (“Centurion”) in connection with a $500,000 promissory note issued to Centurion valued at $0.24 per share	404,000	404	--	--	96,371	--	96,775
Issuance of common stock to Robert McNulty in October 2007 in compensation for guarantee services provided on the $500,000 Centurion loan valued at $0.297 per share	505,000	505	--	--	149,495	--	150,000

BOOMJ, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

						Accumulated
	Common Stock		Preferred Stock		Additional	Deficit in the
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Development Stage	Stockholders’ Equity
Issuance of common stock in November 2007 in compensation for employment services vesting over a one year period valued at $0.297 per share	606,000	606	--	--	74,394	--	75,000
Issuance of common stock in October and November 2007 to various parties in compensation for consulting and legal services provided valued at $0.297 per share	424,200	424	--	--	125,576	--	126,000
Issuance of common stock upon conversion of all Series A and B 10% Cumulative Preferred Stock in December 2007	5,992,235	5,992	(5,992,235)	(5,992)	--	--	--
Dividends issued on conversion of Preferred Stock	599,221	599	--	--	188,365	--	188,964
Recapitalization of Reel Estate Services, Inc. (“RES”) on December 28, 2007 and cancellation of 1,500,000 shares of common stock	1,650,000	1,650	--	--	(251,650)	--	(250,000)
Warrants issued for financing fees in December 2007	--	--	--	--	12,853	--	12,853
Net Loss	--	--	--	--	--	(4,973,477)	(4,973,477)
Balance, December 31, 2007	36,108,067	36,108	--	--	3,914,155	(5,028,391)	$(1,078,128)

The accompanying notes are an integral part of these financial statements.

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

BoomJ, Inc. (“we”, “BoomJ” or the “Company”) has recently launched its web site BOOMj.com, which the Company believes is America’s first social, political, financial e-commerce and lifestyle network focused on providing diversified media, compelling content and advertising targeting Baby Boomers and Generation Jones.

The Company formerly known as Reel Estate Services, Inc. (“RES”) was incorporated in Nevada on January 12, 2006.  At the date of recapitalization on December 28, 2007, RES was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities.

On December 28, 2007, RES entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), with Time Lending Sub, Inc., a newly-formed Nevada corporation (hereinafter “RES Sub”) and Linda Rutter, the owner of 1,500,000 shares of RES Common Stock and the sole Director and officer of RES (the “Principal”); and BOOMj.com, Inc., a Nevada corporation (“BOOMj.com”), pursuant to which RES Sub agreed to merge with and into BOOMj.com (the “Merger”). In connection with the Merger, RES agreed to issue its shares of common stock, at a rate of 2.02 shares of RES common stock for each share of BOOMj.com common stock, in exchange for all of the issued and outstanding stock of BOOMj.com. Other Material terms and conditions of the merger include:

In addition, prior to the Merger, RES agreed to cancel 1,500,000 shares held by Linda Rutter, the recent officers and directors of RES of the 3,150,000 issued and outstanding shares of RES. The cancellation was preformed in two tranches, in exchange for $125,000 cash payment at the closing of the Merger, 750,000 shares of Principal’s RES Common Stock were cancelled upon receipt of the payment; the remaining 750,000 shares of Principal’s RES Common Stock were cancelled upon payment to Principal of $125,000 on January 31, 2008. All shares amounts presented in these financial statements, unless otherwise noted, reflect the recapitalization.

Upon the closing of the Merger, Linda Rutter received a five year warrant to purchase 825,000 shares of RES Common Stock and the strike price of such warrants is $0.93 per share.

Prior to the merger, BOOMj.com had 17,058,448 shares of common stock (“BOOM Common Stock”), outstanding which were exchanged for 34,458,067 shares of RES Common Stock through RES Sub. All warrants that were issued by BOOMj.com prior to the merger remained outstanding as of December 31, 2007 and the terms of those warrants have not been modified to date.  Management plans on converting the original warrants into warrants of the Company.

Subsequent to the merger, RES changed its name to BoomJ, Inc.

In the Reorganization Agreement, concurrent with the closing of the transaction, (a) all current officers of RES resigned from their positions with the RES and (b) BOOMj.com’s officers were appointed by the existing members of the Board of Directors of RES, and (c) the Existing Members of BOOMj.com’s current board of directors were appointed to the Board of the Company.

RES is the legal acquirer as the two entities merged. However, since RES was a public shell company, which had a nominal amount of net assets, the merger has been treated as a recapitalization of BOOMj.com and an acquisition of the assets and liabilities of RES by BOOMj.com. Though RES was the legal acquirer in the merger, BOOMj.com was the accounting acquirer. Therefore at the date of the merger the historical financial statements of BOOMj.com became those of RES for the period prior to the merger. Subsequent to the merger the consolidated financial statements include both entities.

The Company presently maintains its corporate office in Henderson, Nevada, and has its technical department located in an office in Santa Ana, California.

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, among others.

Cash and Cash Equivalents

The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company’s cash management system is integrated within three separate banking institutions.

Fair Value of Financial Instruments

The carrying value of the current assets and liabilities approximate fair value due to their relatively short maturities except for certain of the short-term borrowings which are netted with a $20,780 debt discount.

Reclassifications

Certain comparative amounts from prior periods have been reclassified to conform to the current year's presentation. These changes did not affect previously reported net loss.

Development Stage Enterprise

The Company has been devoting most of its efforts to raising capital and developing a business plan and, consequently, meets the definition of a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises.”   Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

Segment Information

The Company has determined it has one reportable operating segment as defined by SFA No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

Property, Website and Equipment; Depreciation and Amortization

Property and computer equipment are stated at cost less accumulated depreciation.  Expenditures for maintenance and repairs are charged to income as incurred.  Additions, improvements and major replacements that extend the life of the asset are capitalized. The initial cost of the website has been capitalized. Once the site began operating, costs to maintain the site are expensed as incurred.   The cost and accumulated deprecation and amortization related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income in the period of disposal.

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for web site costs in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF 00-2 “Accounting for Web Site Development Costs”.  As a result, costs associated with the web site application and infrastructure development stage are capitalized.  Amortization of costs commences once the web site is ready for its intended use which occurred when the website was launched in 2007.

For financial reporting purposes, depreciation and amortization is provided on the straight-line method over the estimated useful lives of depreciable assets.  Financial reporting provisions for depreciation and amortization are generally based on the following annual rates and estimated useful lives:

Type of Asset	Rates	Years

Computer equipment and property	20% - 50%	2 - 5 years
Website Development Costs	20%	5 years
Leasehold improvements (or life of lease where applicable)	20% - 50%	2 - 5 years

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided other than minimum franchise taxes paid to the State.

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

A valuation allowance will be recorded to fully offset the deferred tax asset if it is more likely than not that the assets will be utilized.

The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “ which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  This Interpretation prescribes comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company will generate its revenue from products sold on its internet website. The BOOMj.com Store’s database has available close to two million name brand products. These items range from books, digital cameras, kitchen and bath items and office supplies. Revenue is also generated from content, advertising, and discount travel.

Advertising products consist of web-banner advertising. Web-banner advertising consists of continuous or rotating advertisements on the Company's online platforms. Delivery of these profiles is based on the number of impressions of an advertisement that a customer purchases. An impression is a single instance of an Internet user viewing the page that contains a customer's name and/or logo. Revenue is recognized on such advertising programs based on the proportionate units of advertising delivered over the period of a media campaign.

All sources of revenue will be recorded pursuant to Staff Accounting Bulletin (SAB) 104 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) 123 (revised 2004), “Share Based Payment” (“123(R)”).  Share-based payments are required to be reflected as an expense based on the grant-date fair value of those awards. The Company follows the guidance of Emerging Issues Task Force No. 96-18: “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for transactions in which equity instruments are issued in exchange for the receipt of goods or services to non employees.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consists principally of cash deposits at financial institutions.  At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.  Management believes the risk of loss is minimal.  At December 31, 2007, the Company did not have any uninsured cash deposits.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2007, the Company did not recognize an impairment charge.

Employee Benefits

The Company currently offers only a vacation benefit and does not have any other employee benefits; however it will be reviewing the feasibility of offering such plans during the current fiscal year.

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

The Company does not carry any inventory and has its vendors or distributors ship based on confirmed orders provided electronically by the Company.

Recent Accounting Pronouncements

In September 2006, the FASB issued a new standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The new standard does not require new fair value measurements, rather, its provisions will apply when fair value measurements are performed under other accounting pronouncements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the standard was deferred for one year as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). We are reviewing the potential impact, if any, of this new guidance.

In February 2007, the FASB issued a new standard that permits entities to choose to measure many financial instruments and certain other items at fair value. This standard expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by the new standard permits all entities to choose to measure eligible items at fair value at specified election dates and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued enhanced guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations and their effect. The standard applies prospectively to business combinations in 2009 and is not subject to early adoption. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued a new standard for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as a component of consolidated equity. This is a change from the current practice to present noncontrolling interests in liabilities or between liabilities and stockholders’ equity. Similarly, the new standard requires consolidated net income and comprehensive income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. The standard is effective prospectively with respect to transactions involving noncontrolling financial interests that occur on or after January 1, 2009. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited sales, reflected a loss of approximately $4,973,000 in 2007 and will need to raise additional capital and obtain financing to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, WEBSITE AND EQUIPMENT

Property, website and equipment includes the following as of December 31:

December 31,	2007	2006

Computer equipment & property	$64,732	$1,850
Website	684,566	512,250

Total property, website and equipment	749,298	514,100

Less accumulated depreciation	(137,564)	(308)

Property, website and equipment, net	$611,734	$513,792

Total depreciation expense amounted to $137,255 and $308 for the year ended December 31, 2007 and for the period from inception (November 14, 2006) through December 31, 2006, respectively.

$250,000 of the consideration paid and payable for the website in 2006 went to a related party.

NOTE 5 - OTHER ASSETS

Other assets primarily consisted of rent deposits of $4,272 and $18,659 for the Company's Santa Ana and Nevada offices respectively, at December 31, 2007.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2007:

Accrued Website costs	$50,000
Accrued payroll and related expenses	180,544
Other	42,693
Accrued expenses	$273,237

In December of 2006, the Company entered into a contract with Corgenic, Inc for the development of the website in exchange for 500,000 shares of Series A Convertible 10% Cumulative Preferred Stock ($0.001 par value) at $0.50 per share with piggy back registration rights. Initially there were 400,000 shares issued to Corgenic, Inc. with 100,000 retained until after the completion of testing of the website. This is reported in accrued expenses as of December 31, 2007 and 2006. To date, this liability remains on the balance sheet because the completion of this portion of the website has not been accepted to the Company’s satisfaction.

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE

Note payable ($500,000) to Centurion Credit Resources, LLC, bearing an annual interest rate of 12%, secured less discount of 20,780	$479,220
Note payable ($25,000) to Linlithgow Holdings, LLC, (a related party) bearing an annual interest rate of 12%, unsecured	25,000
Convertible Promissory Notes, bearing an annual interest rate of 12%, secured	500,000

1,004,220
Less: current portion (including related party of $25,000)	(1,004,220)

Long-term debt	$--

On March 16, 2007 the Company issued a 12% Convertible Note to Mountain Capital Natural Resource Fund, L.P. in exchange for $100,000. The term of this Note is one year from the issuances with provisions to pay interest at 12%, in cash, on a quarterly basis. The principal and accrued interest on this Note may be converted into shares of the Company’s common stock at the option of the holder at any time, at a price of one dollar ($1.00) per share. On May 10, 2007, Mountain Capital Natural Resource Fund, L.P. initiated the optional conversion provision included in this Note, and the Company subsequently issued 205,656 shares of common stock for the cancellation of the 12% Convertible Note. This included $1,808 of interest coupled with the principal conversion of $100,000.

On April 30, 2007 the Company issued a short term Promissory Note to Linlithgow Holdings, LLC (a related party) in exchange for $50,000. The term of this Note was for thirty (30) days from the issuance with provisions to pay interest at 12%, in cash from the date of issuance until the Note is paid. On May 9th this Note was paid in full along with the respective interest earned of $247.  On May 14, 2007 the Company issued a short term Promissory Note to Linlithgow Holdings, LLC (a related party) in exchange for $30,000. The term of this Note was for thirty (30) days from the issuance with provisions to pay interest at 12%, in cash from the date of issuance until the Note is paid. On May 24th this Note was paid in full along with the respective interest earned of $108.  In connection with the issuance of these two notes to Linlithgow Holdings, LLC (a related party), the Company granted a warrant to Linlithgow Holdings, LLC (a related party) in June 2007 to purchase 16,000 shares of its common stock.  The warrant has an exercise price of $0.01 per share, vested immediately, and expires in four years.  The warrant was valued by the Company at $4,685 using the Black-Sholes model and recorded as expense on the notes.

On September 10, 2007 the Company issued a short term Promissory Note to Linlithgow Holdings, LLC  (a related party) in exchange for $90,000. The term of this Note is for thirty (30) days from the issuance with provisions to pay interest at 12%, in cash from the date of issuance until the Note is paid. Also, issued with this note were 15,000 warrants exercisable at $0.30 per share expiring in 2011. These warrants were valued at $0.49 per share using the Black-Scholes method. This resulted in a total value of $7,273 assuming a risk-free interest rate of 5.25% and 100% volatility index. We allocated the proceeds from the issuance of this note and the warrants based on the proportional fair value for each item. Consequently we recorded a discount of $7,273 on the note, which was amortized over the term of the note. For the twelve months ended December 31, 2007, amortization of the discount amounted to $7,273, which was recorded as interest expense. On October 10th this Note was extended another thirty-two days with the same terms and conditions. On October 22, 2007 this Note was paid in full along with the respective interest earned of $1,243.

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 14, 2007 the Company issued a 12% Convertible Note to Carole Harder in exchange for $100,000. The term of this Note was for thirty (30) days from the issuance with provisions to pay interest at 12%, in cash. Also, included with this Note were the issuance of warrants to purchase 25,000 shares of our common stock exercisable at $1.00 per share expiring in 2011, which was valued using the Black-Scholes method at $0.59 per share. This resulted in a total value of $9,494 assuming a risk-free interest rate of 5.25% and 100% volatility index. We allocated the proceeds from the issuance of this note and the warrants based on the proportional fair value for each item. Consequently we recorded a discount of $9,494 on the note, which is being amortized over the term of the note. For the twelve months ended December 31, 2007, amortization of the discount amounted to $9,494, which was recorded as interest expense. The principal and accrued interest on this Note was converted into shares of the Company’s Preferred Stock Series “B” at the request of the holder at a price of two dollar ($2.00) per share on December 12, 2007. The Company subsequently issued 102,925 shares of its Preferred Stock Series “B” for the cancellation of the 12% Note. This included $1,907 of interest coupled with the principal conversion of $100,000.

On October 19, 2007 the Company issued a short term Promissory Note to Centurion Credit Resources, LLC in exchange for $500,000. The term of this Note is for three (3) calendar months from the issuance with provisions to pay interest at 12% in cash monthly from the date of issuance until the note is paid. As a condition precedent to the note holder’s obligations under this Note, the Company delivered to Lender (a) an origination fee and reimbursement of Lenders out of pocket costs and expenses in the amount of $19,600, and (b) 404,000 shares of the Company’s $.001 par value common stock. This Note has been guaranteed personally by Robert McNulty, Chairman of BOOMj.com. Guarantor is liable for the Obligations as a primary obligor, and that Guarantor shall fully perform, jointly and severally, each and every term included in the agreement. On January 18, 2008 this Promissory Note was modified to extend the term of this Note for an additional three (3) months or the receipt by the Borrower of the first $2,000,000 in connection with Borrower’s anticipated private placement of its common stock. As a condition precedent to modification the Company delivered to Lender (a) an origination fee in the amount of $20,000, and (b) 300,000 shares of the Company’s $.001 par value common stock.

On December 28, 2007, RES sold $500,000 of its One year 12% Secured Promissory Note in a private offering. This offering includes a provision on a voluntary basis to exchange these Debentures for new securities the Company may issue. In connection with the raising of the funding, RES paid cash offering costs of $60,000.  In addition, on December 28, 2007, the Company issued a warrant to the placement agent to purchase 71,429 shares of its common stock at an exercise price of $0.93 per share.  The warrant vested immediately and expires in five years.  It was valued by the Company at $12,853. Additional promissory notes were sold on January 25, 2008 and February 8, 2008 for $1,230,000 and $550,000, respectively.

On December 4, 2007 the Company issued a short term Promissory Note to Linlithgow Holdings, LLC (a related party) in exchange for $23,000. The term of this Note is for thirty (30) days from the issuance with provisions to pay interest at 12%, in cash from the date of issuance until the Note is paid. Also, included in this note were the issuance of 3,835 warrants exercisable at $1.00 per share expiring in 2011, which were valued using the Black-Scholes method at $1,456 assuming a discount rate of 5.25% and 100% volatility index. The note was paid in December 2007.

On December 24, 2007 the Company issued a short term Promissory Note to Linlithgow Holdings, LLC (a related party) in exchange for $25,000. The term of this Note was for thirty (30) days from the issuance with provisions to pay interest at 12%, in cash from the date of issuance until the Note is paid. In January 2008 this Note was paid in full along with the respective interest earned of $304.

The Company recorded $17,822 as interest expense on the above notes for the twelve month period ended December 31, 2007. Also, included in interest expense is the amortization of $279,903 of loan origination fees associated with these notes. There was no interest expense the period from inception (November 14, 2006) through December 31, 2006.

NOTE 8 - CAPITAL STOCK

Our authorized capital stock consists of 75,000,000 shares of common stock, par value $.001 per share. As of December 31, 2007, there were 3,150,000 issued and outstanding shares of common stock, 34,458,067 shares issuable, and 1,500,000 shares to be cancelled.

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

On December 28, 2007, we acquired BOOMj.com for 34,458,067 shares of our common stock.  BOOMj.com was incorporated in Nevada on November 14, 2006 and is a development-stage company that operates a website which provides political, financial and lifestyle information designed for a population group of approximately 78 million Americans who were born between 1946 and 1964.

In connection with the acquisition of BOOMj.com:

•	Linda Rutter, our only officer and director, resigned her positions with us;

•	Ms. Rutter, in consideration for the payment of $250,000, agreed to return 1,500,000 shares to us for cancellation;

•	Ms. Rutter received a warrant which allows her to purchase 825,000 shares of our common stock at a price of $0.93 per share at any time prior to December 28, 2012;

•	We issued 34,458,067 shares of our common stock in return for all of the outstanding 17,058,448 common shares of BOOMj.com; and

•
Prior to the acquisition, BOOMj.com had 2,966,453 outstanding shares of its Series A and B preferred stock.  All of these preferred shares were converted into shares of BOOMj.com’s common stock at a 1 to 1.1 conversion ratio (which included a 10% preferred dividend) and, when we acquired BOOMj.com, exchanged for shares of our common stock at a rate of 1:2.02.

As of December 31, 2007, there were 3,150,000 shares of Common Stock issued and outstanding, 34,458,067 shares issuable, and 1,500,000 shares to be cancelled. Holders of common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law, the holders of our common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy.  A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

The Company on December 1, 2006 commenced a private placement offering 1,000,000 shares of Convertible 10% Cumulative Preferred Stock Series A ($.001 par value) at $0.248 per share. This offering included piggy-back registration rights. The Series A Preferred Stock was convertible on a 1:1 basis, at the option of the holder into shares of the Company’s common stock. In December 2006, the Company issued 383,800 shares and collected $95,000. This offering was completed in January 2007 issuing 1,838,200 shares of preferred stock and generating net proceeds of an additional $410,000.  Prior to the merger, the Company had cumulative undeclared and unpaid dividends for Series A Preferred Stock of $95,266.  The cumulative undeclared dividends were paid via an additional .1 share of stock for each preferred share of stock outstanding. These preferred shares and dividends were exchanged for 2,022,020 shares of common stock upon consummation of the merger.

In connection with the Series A Preferred Stock Offering, the Company issued warrants to various parties to purchase a total of 80,800 shares of its common stock in January 2007.  These warrants all have an exercise price of $0.01 per share, vested immediately and expire in December 2011.  These warrants were valued to be $24,000.

The Company in January and February 2007 issued an additional 1,979,600 shares of its common stock to a series of fifteen individuals for the services they provided to the Company in 2007. These shares were valued at $0.149 per share for a total of $294,000. $208,500 of this cost was expensed during the three month period ended March 31, 2007 in professional fees, with the balance of $85,500 being capitalized under Website Development.

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company in April 2007 issued an additional 505,000 shares of its common stock to its advisory board for the services they provide to the Company in 2007. These shares were valued by the Company at $0.149 per share for a total of $75,000. The cost of this issuance was expensed in professional fees during the three month period ended June 30, 2007. Also in April the Company issued 303,000 shares to three key employees for services that these employees have provided the Company. These shares were also valued by the Company at $0.149 per share for a total of $45,000. This cost was reflected under administrative expense during the three month period ended June 30th 2007. In October 2007, 174,645 shares were cancelled due to employee termination.

On April 27, 2007, the Company fully accepted the Website software form Hype/Swapin Networks (a related party; also see Note 13) for the development of the website and delivered the final 202,000 shares of Series A Convertible 10% Cumulative Preferred Stock ($0.001 par value) at $0.248 per share with piggy back registration rights that were previously held back. On December 28, 2007, these shares were exchanged for 222,200 shares of BoomJ (fka Reel Estate Services) common stock.

On May 10, 2007, Mountain Capital Natural Resource Fund, L.P. initiated the optional conversion provision included in its note with the Company. The Company subsequently issued 205,656 shares of common stock for the cancellation of the 12% Convertible Note. This included $1,808 of interest coupled with the principal conversion of $100,000.

The Company on February 1, 2007 commenced a private placement offering 5,050,000 shares of Convertible 10% Cumulative Preferred Stock Series B ($.001 par value) at $0.99 per share. This offering included piggy-back registration rights. The Preferred Stock Series B was convertible on a 1:1 basis, at the option of the holder into shares of the Company’s common stock. The Company initially broke escrow on May 24th 2007 issuing 1,066,560 shares of Preferred Stock Series B, receiving $918,720 in net proceeds. The Company issued an additional 282,800 of Preferred Stock Series B, on June 27th after receiving $243,600 in net proceeds. During the three months ended September 30, 2007 the Company issued an additional 449,450 shares of Preferred B, receiving $392,150 in net proceeds during this time period. During the three month period ended December 31, 2007 the Company issued an additional 50,500 shares of Preferred Stock Series B receiving $50,000 in net proceeds. On December 12, 2007 the principal and accrued interest on the Carole Harder Note was converted into shares of the Company’s Preferred Stock Series “B” at the request of the holder at a price of $0.99 per share on December 12, 2007. The Company subsequently issued 102,925 shares of its Preferred Stock Series “B” for the cancellation of the 12% Convertible Note. This included $1,907 of interest coupled with the principal conversion of $100,000. Prior to the Merger the Company had cumulative undeclared and unpaid preferred dividends for series B Preferred Stock of $93,698. These preferred shares and dividends were converted into 2,147,460 shares of BoomJ (fka Reel Estate Services) common stock.

In connection with the Series B Preferred Stock Offering, on September 2007, the Company issued two warrants to the placement agent to purchase a total of 115,500 shares of the Company’s common stock.  The warrant to purchase 50,000 shares of common stock vested immediately, has an exercise price of $0.50 per share and expires in five years.  The other warrant to purchase 65,500 shares of common stock also vested immediately, has an exercise price of $2.40 per share and expires in five years.  The Company valued these two warrants by using the Black-Scholes model at a total of $46,076.

On August 3, 2007 the Company issued 2,424,000 shares of the Company’s common stock to two individuals for services rendered in connection with analyzing several potential reverse merger candidates which would allow the Company to become a publicly traded entity. These shares were valued by the Company at $0.149 per share for a total of $360,000. The cost of this issuance was recorded as professional fees on the Company’s statement of operations.

On September 10, 2007 the Company issued a short term Promissory Note to Linlithgow Holdings, LLC (a related party) in exchange for $90,000. The term of this Note was for thirty (30) days from the issuance with provisions to pay interest at 12%, in cash from the date of issuance until the Note is paid. On October 10th this Note was extended another thirty-two days with the same terms and conditions. Also, issued with this note was warrant to purchase 15,000 shares of common stock exercisable at $0.30 per share expiring in 2011. These warrants were valued at $0.49 per share using the Black-Scholes method. This resulted in a total value of $7,273 assuming a risk-free interest rate of 5.25% and 100% volatility index.

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 2007, the Company entered into an agreement with a firm to provide management and financial consulting services for publicly traded companies. The Company in exchange for these services issued 80,800 shares of the Company’s common stock. These shares were valued by the Company at $0.297 per share for a total of $24,000. The Company has reported $12,000 in consulting fees in the accompanying Statement of Operations and the remaining $12,000 is in Prepaid Expense. This agreement is for a period of twelve months with piggy back stock registration rights.

On October 14, 2007 the Company issued a 12% Convertible Note to Carole Harder in exchange for $100,000. The term of this Note was for thirty (30) days from the issuance with provisions to pay interest at 12%, in cash. Also, included in this note were the issuance of warrant to purchase 25,000 shares of our common stock exercisable at $1.00 per share expiring in 2011, which was valued using the Black-Scholes method at $0.59 per share. This resulted in a total value of $9,494 assuming a risk-free interest rate of 5.25% and 100% volatility index. We allocated the proceeds from the issuance of this note and the warrants based on the proportional fair value for each item. Consequently we recorded a discount of $9,494 on the note, which is being amortized over the term of the note.  On December 12, 2007, the principal and accrued interest on this note was converted into 102,925 shares of our Series B Preferred stock.

On October 19, 2007 the Company issued a short term Promissory Note to Centurion Credit Resources, LLC (“Centurion”) in exchange for $500,000 (“Centurion Loan”). The term of this Note is for ninety (90) days from the issuance with provisions to pay interest at 12% in cash monthly from the date of issuance until the note is paid. As a condition precedent to the note holder’s obligations under this Note, the Company delivered to Lender (a) an origination fee in the amount of $15,000, and (b) 404,000 shares of the Company’s $.001 par value common stock. These shares were valued by the Company at relative fair value of $96,775. The cost of this issuance is being captured within the debt financing costs a component of interest. This Note has been guaranteed personally by Robert McNulty, Chairman of BoomJ. On October 24, 2007 the Company issued 505,000 shares of the Company’s common stock to Robert McNulty, Chairman of BOOMj.com as consideration for his guarantee to Centurion for the financing to the Company. The amount of remuneration was determined by the independent members of the Executive Committee. These shares were valued by the Company at $0.297 per share for a total of $150,000, which is being amortized over the term of the Centurion Loan.

On October 19, 2007 the Company issued 404,000 shares of the Company’s common stock to two individuals for services rendered in connection with obtaining the Centurion Loan for the Company. These shares were valued by the Company at $0.297 per share for a total of $120,000. The cost of this issuance is recorded as prepaid financing costs and amortized over the term of the Centurion Loan. Accordingly, on December 28, 2007 these shares were exchanged for 404,000 shares of BoomJ (fka Reel Estate Services) common stock.

On November 6, 2007, the Company entered into an agreement with the firm Richardson & Patel LLC to provide legal services for publicly traded companies. The Company in exchange for these services issued 20,200 shares of the Company’s common stock. These shares were valued utilizing information provided from Financial Valuation Group at $0.297 per share for a total of $6,000. Accordingly on December 28, 2007 these shares were exchanged for 20,200 shares of BoomJ (fka Reel Estate Services) common stock.

On November 15, 2007 the Company issued 606,000 shares of the Company’s common stock to an employee of the Company for the services that are to be provided to the Company in 2007.  These shares were valued by the Company at $0.297 per share for a total of $180,000. As of December 31, 2007, the Company has recorded $75,000 of compensation expense.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants as of December 31, 2007:

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exercise Price	December 31, 2006	Issued in 2007	December 31, 2007
$0.01	--	96,000	96,000
$0.30	--	15,000	15,000
$0.50	--	50,000	50,000
$0.93	--	825,000	825,000
$0.93	--	71,429	71,429
$1.00	--	28,835	28,835
$2.40	--	65,500	65,500
	--	1,151,764	1,151,764

The Company has reserved a sufficient number of shares of authorized common stock for issuance upon exercise of the outstanding warrants.

Dividends

At the time of the merger and conversion of the preferred stock the company issued an additional 599,221 shares of common stock to the preferred stockholders in full payment of preferred dividends totaling $188,964.

The Company anticipates that all future earnings will be retained to finance future growth.  The payment of dividends, if any, in the future to the Company’s Common stockholders is within the discretion of the Board of Directors of the Company and will depend upon the Company’s earnings, its capital requirements and financial condition and other relevant factors.  The Company has not paid a dividend on its Common Stock and does not anticipate paying any dividends on its Common Stock in the foreseeable future but instead intends to retain all earnings, if any, for use in the Company’s business operations.

NOTE 9 - INCOME TAXES

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	2007	2006

Statutory U.S. federal rate	(34.00)%	(34.00)%
Permanent differences	7.00%	.00%
Valuation allowance	27.00%	34.00%
Provision for income tax expense(benefit)	0.0%	0.0%

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	2007	2006

Deferred tax assets:
Net operating loss	$1,306,238	$-
Unamortized start-up costs	18,000	18,000
Gross deferred tax assets	$1 ,324,238	18,000

Valuation allowance	(1,324,238)	(18,000)
Deferred tax asset	$0	$0

At December 31, 2007, the Company had net operating losses of approximately $3,800,000 for income tax purposes.  For financial reporting purposes, the entire amount of deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets.  The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $1,324,238 and $18,000, respectively.  The net change in the total valuation allowance for the year ended December 31, 2007 was an increase of $1,306,238.

In accordance with IRS Regulations the expenses incurred in 2006 are considered start-up costs. As such these expenses are capitalized at December 31, 2006 for income tax purposes and amortizable over 180 months.

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority.  Pursuant to FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.   In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases certain office space, under operating leases which generally require the Company to pay taxes, insurance and maintenance expenses related to the leased property.  The leases for office space have lease extension renewal options for an added two to three years at fair market rent values. The Company believes that in the normal course of business, leases will be renewed or replaced by other leases.  The Company entered into a lease for its technical staff in California in December of 2006 for occupancy on January 1, 2007. In June 2007 the Company extended its Las Vegas office lease for an additional nine month period and also increased the amount of rental space.  In December the Company entered into a four year lease for 4,560 square feet in Henderson Nevada which will house its corporate office. Total rent expense incurred by the Company, which includes the leases above and sundry month to month rental expenditures was $125,421 for the twelve month period ended December 31, 2007. The Company did not incur any rental expense for the period from inception (November 14, 2006) through December 31, 2006. The Company has future minimum lease obligations as follows:

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Twelve months ending December 31,
2008	$145,206
2009	127,377
2010	131,199
2010	135,134
Total	$538,916

NOTE 11 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company will derive a significant portion of its revenue from e-commerce based customers. This is a very competitive market with many suppliers for the products the Company offers. The Company believes that it can replace any one product line with another supplier without any disruptions in activity.

NOTE 12 - SEGMENT REPORTING

The Company considers itself to be operating in one business segment, the internet sales, e-commerce business. This activity will represent essentially all of the significant revenue generated by the Company.

NOTE 13 - RELATED PARTIES

Mr. Robert J. McNulty, the Company’s Chairman of the Board of Directors, is the father of Rhett & Kirk McNulty.

Rhett McNulty is the son of Robert J. McNulty.  Rhett McNulty owns Linlithgow Holdings, LLC, which is our largest shareholder.  Rhett McNulty is also the Chief Operating Officer and an 18% owner of Hype Networks, Inc.  In December 2006 BOOMj.com purchased its proprietary website software from Hype Networks for 500,000 shares of BOOMj.com’s Series A Preferred stock.  Prior to our acquisition of BOOMj.com these 1,010,000 plus dividends Series A Preferred shares were converted into 1,111,000 shares ofthe Company’s common stock.  In connection the acquisition of BOOMj.com, we issued 1,111,000 shares of our common stock in exchange for these 550,000 shares.

During 2007 BOOMj.com borrowed $218,000 from Linlithgow Holdings, LLC in a series of transactions.  All of the loans bore interest at 12% per year and have been repaid as of December 31, 2007 except for $25,000.  This was paid off in January 2008.  In connection with these loans BOOMj.com issued Linlithgow Holdings warrants to purchase 34,835 shares of its common stock.  The warrants are exercisable at prices ranging between $0.01 and $1.00 per share and expire on 12/31/ 2011.

Robert J. McNulty provides services to the Company through Linlithgow Holdings, LLC.  In 2007 the Company paid $195,000 for these services and $11,469 for expense reimbursements for expenses incurred on behalf of BOOMj.com.

Mr. Kirk McNulty, the son of Robert J. McNulty, performed consulting work for the Company in 2006 and 2007 and was paid $4,287 and $2,800, respectively, for his consulting services.  In 2007 Kirk McNulty became an employee and was issued 150,000 shares of common stock of the Company for services he performed for the Company in 2007.

During 2007 FA Corp., a company that is majority owned by Murray Williams, one of the Company’s outside directors, provided consulting services to BoomJ, Inc.  In return for these services FA Corp. was paid $83,094.  FA Corp. was also reimbursed for out of pocket expenses of $1,756.

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - NET LOSS PER SHARE OF COMMON STOCK

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings/loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Outstanding warrants of 1,151,764  to purchase the Company’s common stock are not included in the computation of diluted earnings per share because the effect of these instruments would be anti-dilutive (i.e., reduce the loss per share) for the year ended December 31, 2007.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the period ended December 31, 2006 and the year ended December 31, 2007:

Numerator

Basic and diluted net loss per share:

Numerator - basic and diluted loss per share net loss
	2007	2006

Net loss available to common stockholders	$(4,973,477)	$(54,914)

Denominator

Basic and diluted weighted average
number of shares outstanding	24,533,552	20,800,207

Basic and Diluted Net Loss Per Share	$(0.20)	$(0.003)

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH DISCLOSURE

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $13,575 for interest and $0 for income tax during the twelve months ended December 31, 2007. As of December 31, 2007, prepaid expenses included $52,000 of prepaid loan and consulting fees which were paid by issuing common stock. Also, during this period there was a note for $100,000 and interest expense of $1,907 converted into Series B Preferred stock.

The Company issued 202,000 shares of Series A Preferred stock in payment of a payable of $50,000.  The Company issued warrants valued at $22,908 for additional debt financing.

The Company issued 404,000 shares of common stock valued at $96,775 as additional consideration for a $500,000 loan.  As part of the recapitalization agreement, the Company owed $125,000 as additional consideration for the cancellation of 1,500,000 common shares, which was paid in January 2008.

BOOMJ, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three month period ending June 30, 2007 there was a note for $100,000 and interest expense of $1,808 converted into common shares of stock per the terms of the note agreement. Also in 2007 there was common stock issued for $85,500 in services rendered on the Company’s website that was capitalized.

In November 2006, the Company issued the initial common stock to shareholders in exchange for services provided for the amount of $10,200. In December 2006, the Company issued 1,616,000 shares of Series A Convertible 10% Preferred Stock at $0.248 per share in exchange for the website software and technology. No amounts were paid for taxes or interest during the period from inception (November 14, 2006) through December 31, 2006.

NOTE 16 - SUBSEQUENT EVENTS

On December 28, 2007, the Company sold $500,000 of its One year Convertible 12% Secured Promissory Note. This offering includes a provision on a voluntary basis to exchange these Debentures for new securities the Company may issue. Two subsequent tranches were completed on January 25, 2008 and February 8, 2008 for $1,230,000 and $550,000, respectively.

On January 18, 2008, the Promissory Note with Centurion Credit Resources, LLC was modified to extend the term of this Note for an additional ninety (90) days. As a condition precedent to modification the Company delivered to Lender (a) an origination fee in the amount of $20,000, and (b) 300,000 shares of the Company’s $.001 par value common stock.

On January 19, 2007, the Company issued a common stock purchase warrant to an individual for services rendered in connection with obtaining short term financing for the Company. Included in this transaction were the issuance of 12,500 warrants exercisable at $0.93 per share expiring in 2011.

On January 25 and February 1, 2008, the Company issued 105,000 shares of the Company’s common stock to three entities for services rendered in connection with extending certain financing for the Company.

On February 13, 2008, the Company issued 350,000 shares of the Company’s common stock to three entities for services rendered in connection with obtain financing for the Company in regards to the Convertible 12% Secured Promissory Notes offering as referred above.

On February 20, 2008, Carole Harder acquired 71,429 shares of the Company’s common stock at $0.70 per share or $50,000 in cash. Also, included in this transaction was the issuance of a warrant to purchase 71,429 shares of our common stock exercisable at $0.93 per share expiring in 2011.

On February 28, 2008, the Company issued 40,000 shares of its common stock upon the exercise of warrants to purchase the Company’s stock at $0.01 per share by two entities.

On March 12, 2008, Nan Parks (an individual) acquired 40,000 shares of the Company’s common stock at $0.70 per share or $28,000 in cash. Also, included in this transaction was the issuance of a warrant to Mr. Parks to purchase 40,000 shares of our common stock exercisable at $0.93 per share expiring in 2011.

On March 21, 2008 the Company issued a 12% Convertible Note to Carole Harder in exchange for $140,000. The term of this Note is one year from the issuances with provisions to pay interest at 12%, in cash, on a monthly basis. The principal and accrued interest on this Note may be converted into shares of the Company’s common stock at the option of the holder at any time, at a price of $0.70 per share. Included in this transaction was the issuance to the noteholder a warrant to purchase 200,000 shares of our common stock exercisable at $0.93 per share expiring in 2011.