Form 10-Q
period 2008-03-31
BOOMJ INC
filed 2008-05-15
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

Commission file number: 000-52490

BOOMJ, Inc.

(Formerly Reel Estate Services, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	98-0512515
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

9029 South Pecos Suite 2800 Henderson, Nevada 89074 (Address of principal executive offices, including zip code)

(702) 463-7000
(Registrant’s telephone number, including area code)

 SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT
Title of each class
NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
COMMON STOCK $0.001 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 15, 2008, there were outstanding 37,114,496 shares of the registrant’s common stock.

BOOMJ, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

Table of Contents

Page
PART I FINANCIAL INFORMATION

Item 1. Unaudited Interim Financial Statements

Condensed Balance Sheet at March 31, 2008 (Unaudited)	3

Condensed Statements of Operations for the Three Month Period ended March 31, 2008 & 2007 (Unaudited)	4

Condensed Statements of Cash Flows for the Three Month Period ended March 31, 2008 & 2007 (Unaudited)	5

Notes to the Condensed Financial Statements (Unaudited)	6 - 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 15

Item 3. Quantitative and Qualitative Information About Market Risk	15

Item4T. Controls and Procedures	15

PART II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities	16 - 17

Item 3. Defaults upon Senior Securities	17

Item 4. Submission of Matters to Vote of Security Holders	17

Item 5. Other Information	18

Item 6. Exhibits	18

SIGNATURES	19

BOOMJ, INC.
CONDENSED BALANCE SHEET
As of March 31, 2008
Unaudited

ASSETS
Current assets :
Cash	$21,105
Accounts receivable	39,770
Prepaid loan cost	337,074
Other current assets	48,317
Total current assets	$446,266

Property, website and computer equipment	820,952
Less: Accumulated depreciation and amortization	(179,472)
Property, website and equipment - net	$641,480

Other	25,226

Total assets	$1,112,972

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities :
Short term borrowings	$2,535,899
Accounts payable - trade	989,037
Accrued expenses	337,138
Total current liabilities	$3,862,074

Commitments and contingencies
Stockholders’ Deficit :
Common stock, $0.001 par value, 75,000,000 shares authorized,
37,014,496 issued and outstanding	37,014
Additional paid in capital	4,800,943
Accumulated deficit	(7,587,059)
Total Stockholders' deficit	$(2,749,102)
Total Liabilities and Stockholders' Deficit	$1,112,972

See accompanying notes of these unaudited condensed financial statements.

BOOMJ, INC.
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three month period ended March 31,	For the three month period ended March 31,
	2008	2007

Revenues	$760,949	$--

Operating expenses
Cost of products sold	$820,818	$--
Selling general & administrative	1,646,447	342,463
Selling general & administrative – related party	58,992	73,542
Professional fees	269,423	331,738
Depreciation and amortization	41,908	23,688
Total costs and operating expenses	$2,837,588	$771,431

Loss from operations	(2,076,639)	(771,431)

Non-operating income (expense)
Interest expense	(482,050)	(493)
Interest income	21	442
Total non-operating income (expense)	$(482,029)	$(51)

Loss from operations before income taxes	(2,558,668)	(771,482)

Provision for income tax	--	--

Net loss	$(2,558,668)	$(771,482)

Net loss available to common stockholders	$(2,558,668)	$(771,482)

Basic and diluted net loss per common share	$(0.07)	$(0.04)

Weighted average shares of capital outstanding –
basic	36,674,849	21,961,440

See accompanying notes of these unaudited condensed financial statements.

BOOMJ, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the three month period ended March 31,	For the three month period ended March 31,
	2008	2007

Net cash used in operating activities	(1,991,887)	(418,310)

Cash flows from investing activities:
Cash paid to purchase property and equipment	(71,655)	(93,595)
Net cash used in investing activities	(71,655)	(93,595)

Cash flows from financing activities:
Issuance of stock - net of offering costs	78,400	410,000
Cash received from short term borrowings	1,920,000	100,000
Payment on short term borrowings - related party	(25,000)	--
Net cash provided by financing activities	1,973,400	510,000

Net decrease in cash & cash equivalents	(90,142)	(1,904)

Cash & cash equivalents, beginning balance	111,247	54,309
Cash & cash equivalents, ending balance	$21,105	$52,405

See accompanying notes of these unaudited condensed financial statements.

BOOMJ, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

BoomJ, Inc. (the “Company”) launched its web site BOOMj.com, which the Company believes is America’s first social, political, financial e-commerce and lifestyle network focused on providing diversified media, compelling content and advertising targeting Baby Boomers and Generation Jones.

The Company formerly known as Reel Estate Services, Inc. (“RES”) was incorporated in Nevada on January 12, 2006. At the date of recapitalization on December 28, 2007, RES was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities.

On December 28, 2007, RES entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), with Time Lending Sub, Inc., a newly-formed Nevada corporation (hereinafter “RES Sub”) and Linda Rutter, the owner of 1,500,000 shares of RES Common Stock and the sole Director and officer of RES (the “Principal”), and BOOMj.com, Inc., a Nevada corporation (“BOOMj.com”), pursuant to which RES Sub agreed to merge with and into BOOMj.com (the “Merger”). In connection with the Merger, RES agreed to issue its shares of common stock, at a rate of 2.02 shares of RES common stock for each share of BOOMj.com common stock, in exchange for all of the issued and outstanding stock of BOOMj.com.

In addition, prior to the Merger, RES agreed to cancel 1,500,000 shares held by Linda Rutter, an officer and director of RES, of the 3,150,000 issued and outstanding shares of RES. The cancellation was preformed in two tranches, in exchange for $125,000 cash payment at the closing of the Merger, 750,000 shares of Principal’s RES Common Stock were cancelled upon receipt of the payment; the remaining 750,000 shares of Principal’s RES Common Stock were cancelled upon payment to Principal of $125,000 on January 31, 2008. All shares amounts presented in these financial statements, unless otherwise noted, reflect the recapitalization.

Upon the closing of the Merger, the Principal received a five-year warrant to purchase 825,000 shares of RES Common Stock and the strike price of such warrants is $0.93 per share.

Prior to the merger, BOOMj.com had 17,058,448 shares of common stock (“BOOM Common Stock”) outstanding, which were exchanged for 34,458,067 shares of RES Common Stock through RES Sub. All warrants that were issued by BOOMj.com prior to the merger remained outstanding as of December 31, 2007 and the terms of those warrants have not been modified to date. Management plans to exchange the original warrants to purchase BOOM Common Stock into warrants to purchase common stock of the Company.

Subsequent to the merger, RES changed its name to BoomJ, Inc.

In the Reorganization Agreement, concurrent with the closing of the transaction, (a) all current officers of RES resigned from their positions with RES and (b) BOOMj.com’s officers were appointed by the existing members of the Board of Directors of RES, and (c) the Existing Members of BOOMj.com’s current board of directors were appointed to the Board of the Company.

RES is the legal acquirer as the two entities merged. However, since RES was a public shell company with a nominal amount of net assets, the merger has been treated as a recapitalization of BOOMj.com and an acquisition of the assets and liabilities of RES by BOOMj.com. Though RES was the legal acquirer in the Merger, BOOMj.com was the accounting acquirer since its shareholder ended up owning a majority of the outstanding common shares of RES. Therefore at the date of the merger the historical financial statements of BOOMj.com became those of RES for the period prior to the merger. Subsequent to the Merger the consolidated financial statements include both entities.

The Company presently maintains its corporate office in Henderson, Nevada, and has its technical department located in an office in Santa Ana, California.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements and the notes thereto for the periods ended March 31, 2008 included herein have been prepared by management and are unaudited. Such condensed financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2008.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2007 in the Form 10-KSB, filed with the SEC on April 4, 2008.

In the first quarter of 2008, the Company was no longer considered in the development stage Company under statement of Financial Accounting Standard No. 7 due to the level of revenues obtained in 2008.

On January 1, 2008, the Company adopted FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” and management has determined that currently it has no impact on the company’s financial statements.

 NOTE 3    PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 consisted of the following:

Office and computer equipment	$136,386
Website	684,567
Less: accumulated depreciation	(179,472)
$641,481

Depreciation expense for the three-month periods ended March 31, 2008 and 2007 were $41,908 and 23,688 respectively.

NOTE 4 Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share.” Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share) The total number of such shares excluded from diluted net loss per common share were 8,410,420 at March 31, 2008.

NOTE 5   OTHER ASSETS

Other assets primarily consisted of rent and utility deposits of $4,272 and $20,953 for the Company's Santa Ana and Nevada offices respectively, at March 31, 2008. Also included in this line item is $23,868 for credit card reserves.

NOTE 6    ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2008:

Accrued website costs	$50,000
Accrued interest	53,267
Accrued payroll and related expenses	227,068
Other	6,803
$337,138

In December 2006, the Company entered into a contract with Corgenic, Inc for the development of the website in exchange for 500,000 shares of Series A Convertible 10% Cumulative Preferred Stock ($0.001 par value) at $0.50 per share with piggyback registration rights. Initially there were 400,000 shares issued to Corgenic, Inc. with 100,000 retained until after the completion of testing of the website. The obligation to issue the additional shares is reported in accrued expenses as of December 31, 2007 and 2006. To date, this liability remains on the balance sheet because the completion of this portion of the website has not been completed to the Company’s satisfaction.

NOTE 7    NOTES PAYABLE

Note payable ($500,000) to Centurion Credit Resources, LLC, bearing an annual interest rate of 12%, secured less discount of $6,797	$493,203
Note payable ($140,000) to Carole Harder bearing an annual interest rate of 12%, unsecured, less discount of $22,361	117,639
Convertible Promissory Notes ($2,280,000), bearing an annual interest rate of 12%, secured, less discount of $354,944	1,925,057

2,535,899
Less: current portion	(2,535,899)

Long-term debt	$--

On October 19, 2007 the Company issued a short term Promissory Note to Centurion Credit Resources, LLC (the “Lender”) in exchange for $500,000. The term of this Note is for three calendar months from the issuance with provisions to pay interest at 12% per annum in cash monthly from the date of issuance until the note is paid. The Company also granted to Centurion a security interest in all of its assets. As a condition precedent to the note holder’s obligations under this Note, the Company delivered to Lender (a) an origination fee and reimbursement of Lender’s out of pocket costs and expenses in the amount of $19,600, and (b) 404,000 shares of the Company’s $.001 par value common stock. This Note has been guaranteed personally by Robert McNulty, Chairman of BOOMj.com. On January 18, 2008 this Promissory Note was modified to extend the term of this Note to the earlier of three months from the modification date or the receipt by the Borrower of the first $2,000,000 in connection with Borrower’s anticipated private placement of its common stock. As a condition precedent to modification the Company delivered to Lender (a) an origination fee in the amount of $20,000, and (b) 300,000 shares of the Company’s $.001 par value common stock (see Note 9). On April 18, 2008 the Company entered into a Second Modification Agreement to extend the term of $350,000 of this Note to August 1, 2008 with $150,000 maturing on April 30, 2008. In addition the Company agreed to a payment of $100,000 by April 30, 2008 in consideration for Lender’s acceptance of this extension option. As a condition precedent to modification the Company delivered to Lender (a) an origination fee in the amount of $25,000, and (b) 100,000 shares of the Company’s $.001 par value common stock. During May, the Company enter into an extension until May 16th through two modification agreements and the payment of two $5,000 payments and prorated interest on the note. Centurion also has piggyback registration rights associated with the common stock they received.

On December 24, 2007 the Company issued a short term Promissory Note to Linlithgow Holdings, LLC (a related party) in exchange for $25,000. The term of this Note was for thirty days from the issuance with provisions to pay interest at 12%, in cash from the date of issuance until the Note is paid. This Note was paid in full (including the $304 interest) in January 2008.

On March 21, 2008 the Company issued a 365-day 12% Convertible Note to Carole Harder, an accredited investor in exchange for $140,000. In connection with the note, the Company issued to the investor a five-year warrant to purchase 200,000 shares of our common stock exercisable at $0.93 per share. This warrant was valued using the Black-Scholes method at $0.136 per share, resulting in a total value of $27,288 assuming a market price per share of $0.30, risk-free interest rate of 2.50% and 83% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s $0.001 common stock. We allocated the proceeds from the issuance of this note and the warrants based on the proportional fair value for each item. Consequently we recorded a discount of $22,837 on the note, which is being amortized over the term of the note.

On December 28, 2007, RES raised $500,000 in a private offering to accredited investors of its 12% convertible one year promissory notes. These securities have a voluntary conversion feature to convert into a unit from a contemplated offering, each unit comprising of (i) one share of stock at $0.70 per unit and (ii) one warrant to purchase one share of common stock at an exercise price of $0.93 per share. In addition, on December 28, 2007, the Company issued warrants to the placement agent to purchase 71,429 shares of its common stock at an exercise price of $0.93 per share. The warrant vested immediately and expires in five years. It was valued by the Company at $12,853. Additional promissory notes in conjunction with this same offering were sold on January 25, 2008 and February 8, 2008 for $1,230,000 and $550,000, respectively. Along with these latest offering’s the Company issued warrants to all note holders to purchase 3,257,143 shares of our common stock exercisable at $0.93 per share expiring in 2013, which was valued using the Black-Scholes method at $0.177 per share. This resulted in a total value of $577,769 assuming a market price per share of $0.30, risk-free interest rate range of 3.25% to 5.25% based on the note issuance and 100% volatility index. Consequently we recorded a discount of $460,952 on the notes, which is being amortized over the term of these notes. In addition, on January 25, 2008 and February 8, 2008, the Company issued warrants to the placement agent to purchase 175,714 and 78,571 respectively, shares of its common stock at an exercise price of $0.93 per share. The warrant vested immediately and expires in five years. These warrants were valued by the Company at $44,882. The Company has also granted, to these investors, a security interest in all its assets.

In addition to the above terms of its 12% convertible one year promissory notes, the Company in January and February 2008, granted to the note-holders “piggyback” registration rights with respect to the shares of Common Stock issued or issuable under those notes and warrants). The Company also agreed with the note-holders who invested in January and February 2008 that in the event that all of the shares underlying their warrants have not otherwise been included on a registration statement by the Company on or prior to May 1, 2008 filed with the SEC, then the Company shall file a registration statement covering all such warrant shares on or prior to May 1, 2008. If (i) a registration statement covering all of the note and warrant shares is (a) not filed on or before the applicable deadline other than due to the determination by the underwriter not to file in its sole discretion based on adverse market conditions (“Filing Failure”), or (b) not declared effective by the SEC on or before the date that is ninety days following the initial filing of such registration statement for any reason other than due to the determination by the underwriter not to make the registration statement effective in its sole discretion based on adverse market conditions (an "Effectiveness Failure") then, as partial relief for the damages to the Prior Investors (which remedy shall not be exclusive of any other remedies available at law or in equity), the Company shall pay to the note-holders an amount in cash equal to one percent (1.0%) of the original cash consideration invested by the note-holders for each 30 day period during which the registration statement is not effective.

The Company recorded $482,051 and $493 as interest expense for the three-month periods ended March 31, 2008 and 2007, respectively. Also included in interest expense is the amortization of $428,767 of loan origination fees associated with these notes for the three-month period ended March 31, 2008. There was no loan origination fees incurred during the three month period ended March 31, 2007.

NOTE 8    COMMITMENTS and CONTINGENCIES

Operating Lease

The Company leases certain office space, under operating leases which generally require the Company to pay taxes, insurance and maintenance expenses related to the leased property. The leases for office space have lease extension renewal options for an added two to three years at fair market rent values. The Company believes that in the normal course of business, leases will be renewed or replaced by other leases. The Company entered into a lease for its technical staff in California in December 2006 for occupancy, beginning January 1, 2007. In December 2007 the Company entered into a four year lease for 4,560 square feet in Henderson, Nevada which houses its corporate office. Total rent expense incurred by the Company, which includes the leases above and sundry month to month rental expenditures was $58,683 and $12,816 for the three month period ended March 31, 2008 and 2007 respectively. The Company has future minimum lease obligations as follows:

Twelve months ending March 31,
2008	$$124,595
2009	128,333
2010	132,183
2011	101,351
Total	$486,462

NOTE 9    COMMON & WARRANTS AND PAID IN CAPITAL

On January 18, 2008, the Promissory Note with Centurion Credit Resources, LLC was modified to extend the term of this Note for an additional ninety (90) days. As a condition precedent to modification the Company delivered to Lender (a) an origination fee in the amount of $20,000, and (b) 300,000 shares of the Company’s $.001 par value common stock. These shares were valued at $0.30 per share for a total of $90,000. $22,500 of this cost was amortized during the three month period ended March 31, 2007 as debt financing fees.

On January 19, 2008, the Company issued a four-year warrant to purchase up to 12,500 shares of common stock at an exercise price of $0.70 per share to an accredited investor for services rendered in connection with obtaining short term financing for the Company. The warrants were valued using the Black-Scholes method at $0.001 per share. This resulted in a total value of $10 assuming a risk-free interest rate range of 4.00%, based on the note issuance and 16% volatility index.

On January 25 and February 1, 2008, the Company issued an aggregate of 105,000 shares of the Company’s common stock to three entities for services rendered in connection with extending certain financing for the Company. These shares were valued by an independent valuation firm at $0.30 per share for a total of $31,500. The total amount was amortized during the three month period ended March 31, 2008 as debt financing fees.

On February 13, 2008, the Company issued 350,000 shares of the Company’s common stock to three entities for services rendered in connection with the private placement offering of the Convertible 12% Secured Promissory Notes offering as described above. These shares were valued by an independent valuation firm at $0.30 per share for a total of $105,000. $23,750 of this cost was amortized during the three-month period ended March 31, 2008 as debt financing fees.

On February 7, 2008, the Company issued a common stock purchase warrant to a media entity for services rendered in connection with producing video promotional material for the Company. Included in this transaction were the issuances of 20,000 warrants exercisable at $0.93 per share, expiring in 2011. The warrants were valued using the Black-Scholes method at $0.092 per share. This resulted in a total value of $1,843 assuming a risk-free interest rate range of 3.50% based on the note issuance and 73% volatility index. This amount was expensed in selling, administrative, and general expense during the three month period ended March 31, 2008

On February 20, 2008, Carole Harder, an accredited investor, acquired 71,429 shares of the Company’s common stock at $0.70 per share for $50,000 in cash. Also, included in this transaction was the issuance of a warrant to purchase 71,429 shares of our common stock exercisable at $0.93 per share expiring in 2011. We allocated the proceeds from the issuance of this stock and the warrants based on the proportional fair value for each item. The warrants were valued using the Black-Scholes method at $0.087 per share. This resulted in a total value of $6,203 assuming a risk-free interest rate range of 3.50% based on the note issuance and 71% volatility index.

On February 28, 2008, the Company issued 40,000 shares of its common stock upon the exercise of warrants to purchase the Company’s stock at $0.01 per share by two entities.

On March 12, 2008, Nan Parks, an accredited investor, acquired 40,000 shares of the Company’s common stock at $0.70 per share or $28,000 in cash. Also, included in this transaction was the issuance of a warrant to Ms. Parks to purchase 40,000 shares of our common stock exercisable at $0.93 per share expiring in 2013. We allocated the proceeds from the issuance of this note and the warrants based on the proportional fair value for each item. The warrants were valued using the Black-Scholes method at $0.139 per share. This resulted in a total value of $5,559 assuming a risk-free interest rate range of 3.50% based on the note issuance and 83% volatility index.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants as of March 31, 2008:

	Outstanding			Outstanding
Exercise Price	December 31,2007	Issued	Exercised	March 31, 2008
$0.01	193,920	0	(40,000)	153,920
$0.30	30,300	0	--	30,300
$0.50	101,000	0	--	101,000
$0.70	0	12,500	--	12,500
$0.93	896,429	3,628,571	--	4,525,000
$1.00	58,247	0	--	58,247
$2.40	132,310	0	--	132,310
	1,412,206	3,641,071	(40,000)	5,013,277

The chart above includes in the outstanding December 31, 2007 balance, management’s intention to convert warrants previously issued by Boomj.com, Inc. prior to the merger at the same 2.02 rate the Company exchanged for its common stock. The Company has reserved a sufficient number of shares of authorized common stock for issuance upon exercise of the outstanding warrants.

NOTE 10   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS (not described elsewhere)

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $20,517 for interest and $0 for income tax during the three months ended March 31, 2008. As of March 31, 2008, prepaid loan included $282,777 of debt related fees which were paid by issuing common stock and warrants. The Company also issued warrants in connection with debt which reduced the outstanding debt at March 31, 2008 by $483,789. No amounts were paid for taxes or interest during the three month period ending March 31, 2007.

NOTE 11   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $7,587,059 on March 31, 2008 and will need to raise additional capital, or obtain financing to continue operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 12    SUBSEQUENT EVENTS

On April 4, 2008 the Company issued a zero coupon convertible promissory note to Ryan Relations Group LLC in the amount of $110,000 in exchange for receipt of $95,000 in cash. The convertible promissory note has a maturity date of July 5, 2008 and a conversion price of $1.50 per share.

On April 16, 2008, the Company and Coventry Windsor, Inc. entered into an agreement for Coventry Windsor, Inc. to provide services related to finding contacts for future funding and other services. The term of the agreement is for one year and Coventry Windsor, Inc. will be compensated by a 4% commission on all monies raised through their introductions.

On April 18, 2008 the Company issued a 12% Convertible Note to Amee Michael Black in exchange for $250,000. The term of this Note was for ninety days from the issuance with provisions to accrue interest at 12% per annum, due in conjunction with the principal. Also, included in this note is the issuance of a warrant to purchase 125,000 shares of our common stock exercisable at $0.70 per share expiring in April 2013, In addition there is a conversion option to convert the amount outstanding into shares of the Company’s $0.001 common stock at a price of $1.00.

On April 24, 2008 the Company issued 12% Convertible Notes to three private investors in exchange for $250,000. The term of these notes was for ninety days from the issuance with provisions to accrue interest at 12% per annum, due in conjunction with the principal. Also, included in these notes is the issuance of a warrant to purchase 125,000 shares of our common stock exercisable at $0.70 per share expiring in April 2013, In addition there is a conversion option, at the option of the note holders, to convert the amount outstanding into the shares of the Company’s $0.001 common stock at a price of $1.00 per share.

During the first week of May, 2008 the Company issued 12% Convertible Notes to six private investors in exchange for $307,232. The term of these Notes was for ninety days from the issuance with provisions to accrue interest at 12% per annum, due in conjunction with the principal. Also, included in these notes is the issuance warrants to purchase 137,500 shares of our common stock exercisable at $0.70 per share expiring in April 2013. In addition there is a conversion option, at the option of the note holders, to convert the amount outstanding into the shares of the Company’s $0.001 common stock at a price of $1.00 per share.

Item 2. Management's Discussion and Analysis of Financial Condition

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to Boomj, Inc., a Nevada corporation formerly known as Reel Estate Services, Inc. and, unless otherwise specified, Boomj.com, Inc., a Nevada corporation and our wholly-owned subsidiary.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-KSB for the year ended December 31, 2007 and the “Risk Factors” section set forth in Item 1A of Part II of this Report. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Description of Business

BOOMj, Inc. operates a website that targets Baby Boomers and Generation Jones. On the Company’s Web site, BOOMj.com, users/members can create their very own personal profile for use on the Company’s state-of-the-art social network platform. These users/members can upload, watch and share their videos and other interesting information with like-minded Boomers and Generation Jones. BOOMj.com provides entertainment news ranging from the latest movie reviews, fashions and diets to show times and ticket sales. BOOMj.com offers a variety of travel services, including fare finder, hotel and car rental information, reservations, destination information and last minute travel deals. Baby Boomers and Generation Jones are able to shop online through Boomj.com’s online store. BOOMj.com user/members can buy leading brand name merchandise. Additionally, through BOOMj.com health network Boomers and Generation Jones have access to a collection of BOOMj.com owned and operated Web sites and multi-media affiliates providing timely and in-depth health, fitness nutrition information, personalized tools and resources to make the right health choices. BOOMj.com health network connects to a vast community of leading experts and people seeking to manage and improve their health and wellness.

CORPORATE HISTORY AND PLAN OF OPERATIONS

Plan of Operations

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

On December 28, 2007 Reel Estate Services, Inc. acquired BoomJ.com, Inc. through a recapitalization (the “Reorganization”) in which it issued 34,458,067 shares of common stock to the former shareholders of BoomJ.com, Inc. which represented a majority ownership in Reel Estate Services, Inc.

BoomJ.com, Inc. is now our wholly-owned subsidiary, although from an historical perspective it was deemed to have been the accounting acquirer in the transaction and the survivor of the Reorganization. Accordingly, prior to December 28, 2007 the historical financial statements of BoomJ.com, Inc. have become our historical financial statements. Subsequent to December 28, 2007 the consolidated operations of both entities are included in our financial statements. BoomJ.com, Inc. itself was incorporated on November 14, 2006.

Results of Operations

We reported a net loss of $2,558,668 and $ 771,482 for the three months ended March 31, 2008 and 2007 respectively. The loss in 2008 was principally attributable to increase in operating costs, as more fully explained in "Operating Expenses" below.

Revenues

Our goal is to generate revenues from the sale of various products to our website users and from advertising fees. Revenue for the three-month period ended March 31, 2008 was $760,949 compared to none during the three month period ended March 31, 2007. This increase in sales is mainly attributed to revenue derived from our e-commerce business as new product lines were added to our product offerings.

During the first quarter ended March 31, 2008, the cost of products sold was $820,818. Since we did not generate any revenues during the same fiscal quarter last year, we did not incur any cost of products sold in the 2007 period. Cost of products sold exceeded our revenues as part of our initial roll-out strategy for our new website and our e-commerce platform. In order to introduce our new e-commerce business to users of our website, we lowered our gross margins to approximately 2% (significantly lower than the margin we expect to receive in the future) and offered free shipping as an inducement to new users.

Operating Expenses

Selling, general and administrative expenses (SG&A) for the three month period ended March 31, 2008 were $1,705,439. The increase of $1,289,434 in SG&A expenses from the $416,005 reported for the three month period ended March 31, 2007 is attributable to advertising costs incurred in launching our website, increases in administrative, technical and marketing personnel and related payroll costs, an increase in travel related costs. Our SG&A expenses are expected to continue to increase, however, not as rapidly as what we incurred during the first three months of the year.

Professional fees for the three month period ended March 31, 2008 were $269,423. The largest component of professional fees consists of services rendered for legal and accounting fees associated with obtaining debt financing. This reflects a decrease of $62,315 in professional fees from the $331,738 reported for the three-month period ended March 31, 2007. The largest component last year of professional fees was due to the establishment of an advisory board and due to other consulting services to enhance our website marketing and contractual services infrastructure and the costs associated with outsourcing some of our marketing and promotional activities.

Depreciation expense for the three month period ended March 31, 2008 was $41,908. This reflects an increase of $18,220 in depreciation expense from the $23,688 reported for the three month period ended March 31, 2007. This increase in expense is attributable to the amortization of the asset additions during the full three month period versus only two months of website amortization incurred in the 2007 period as the website became operational in February 2007.

Interest expense for the three month period ended March 31, 2008 was $482,051 compared to $493 reported for the three month period ended March 31, 2007. Our increase in interest expense is due to the loan amortization expense of the loan discount of $428,767 and cash interest paid and accrued of $53,284 for the three month period ended March 31, 2008. The loan discount relates to the sundry loans procured by us during late 2007 and early 2008 in order to fund our working capital requirements.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2008 were $21,105. Since we have had only limited operations thus far, the majority of our capital resources have been derived through the sale of debt and equity securities. No assurance can be made that we will have access to capital markets in the future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on our results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred a loss of $2,558,668, for the three month period ended March 31, 2008. Our current liabilities less debt exceeded our current assets by $879,910 at March 31, 2008 and negative cash flow from operating activities for the three months ended March 31, 2008 was $1,991,887. These factors, and our inability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient funds on hand to fund our anticipated on-going operating expenses. We do not have any bank credit lines. Accordingly, we will have to obtain additional funding in the near future in order to continue our operations. Although the amount of revenues that we are now generating from our operations is increasing on a monthly basis, we do not anticipate that we will generate sufficient cash from operations to fund our working capital needs for at least another six months. Accordingly, we intend to continue to seek additional financing from various sources, including from the sale of debt or equity securities. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we do not obtain sufficient additional funds in the near future, we will have to suspend some of our operations, scale down our current and proposed future operations or, if those actions are not sufficient, terminate our operations.

All of the convertible notes that we have issued recently in order to fund our working capital needs mature within the next 12 months. Accordingly, in addition to having to raise funds to continue to operate, we also will have to raise funds to repay these convertible notes (to the extent that such notes are not converted by the holders). As of March 31, 2008, the total amount of our short-term borrowings was $2,535,899. Most of the convertible notes that we issued are secured by a lien on certain of our assets and/or the assets of our subsidiary. Therefore, in the event that we fail to repay these notes as they mature, we will be at risk of losing our assets through foreclosure of our assets. Accordingly, a default under the secured convertible notes could result in the loss of our assets and the termination of our operations.

As of March 31, 2008 we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Operating Activities

Net cash used in operating activities for the three month period ended March 31, 2008 was $1,991,887. This was mainly attributable from the use of cash in operations as we establish business and operations.

Investing Activities

Net cash used in investing activities for the three month period ended March 31, 2008 was $71,655. The company expended cash for purchase of computer and office equipment and expenditures related to its Website development.

Financing Activities

Net cash provided by financing activities for the three month period ended March 31, 2008 was $1,973,400 due primarily to net cash received from the sale of debt securities of $1,920,000. We also received proceeds from the issuance of common stock amounting to $78,400. We also paid $25,000 to repay a short term bridge loan in January 2008.

As a result of the above activities, we experienced a net decrease in cash of $90,142 for the three month period ended March 31, 2008. Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors through the sale of its securities.

Other

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2008.

Based upon their evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are not effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that the information is accumulated and communicated to our Chief Executive Office and chief Financial Officer to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting (under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls also is based in part upon assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

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

Item 1A.  Risk Factors

There has been no material change in the Risk Factors set forth in the “Risk Factors” section of the Company’s Form 10-KSB for the year ended December 31, 2007, except that the following risk factor has been updated:

We currently have outstanding a $500,000 promissory note that is secured by a lien on all of the assets of our Subsidiary, which note matures on May 15, 2008. Accordingly, unless we repay or renegotiate the terms of this promissory note, the holder could foreclose on all of our assets, which would result in the termination of our business.

In 2007 we issued $500,000 of promissory note to Centurion Credit Resources, LLC, which note currently is due and payable on May 15, 2008. The foregoing promissory note is secured by a first priority security interest on all of the assets of our Subsidiary. Failure to repay this note as required could result in the acceleration of the promissory notes and the foreclosure of the assets of our Subsidiary. We currently do not have the funds available to repay the note. Centurion has, to date, granted us several extensions on the maturity date of this loan. No assurance can, however, be given that Centurion will again extend the repayment date of this note, or otherwise forebear from accelerating and foreclosing on the pledged assets. If we are unable to repay the note in full or obtain an extension or forbearance, Centurion will have the right to foreclose on the assets of our Subsidiary. Since all of our operations are conducted through this Subsidiary, a foreclosure would effectively cause us to terminate our operations. No assurance can be given that we will be able to avoid the foreclosure under this note.

Item 2. Unregistered Sales of Equity Securities

On January 18, 2008, the Promissory Note with Centurion Credit Resources, LLC was modified to extend the term of this Note for an additional ninety (90) days. As a condition precedent to modification the Company delivered to Lender (a) an origination fee in the amount of $20,000, and (b) 300,000 shares of the Company’s $.001 par value common stock. These shares were valued by an independent valuation firm at $0.30 per share for a total of $90,000. The issuance of securities is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”),under Section 4(2) of the Act as transactions by an issuer not involving any public offering, or under Rule 506 of Regulation D promulgated under the Securities Act.

On January 19, 2008, the Company issued a common stock purchase warrant to an individual for services rendered in connection with obtaining short term financing for the Company. Included in this transaction were the issuances of 12,500 warrants exercisable at $0.70 per share expiring in 2011. The warrants were valued using the Black-Scholes method at $0.001 per share. This resulted in a total value of $10 assuming a risk-free interest rate range of 4.00% based on the note issuance and 16% volatility index. The issuance of securities is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”),under Section 4(2) of the Act as transactions by an issuer not involving any public offering, or under Rule 506 of Regulation D promulgated under the Securities Act.

On January 25 and February 1, 2008, the Company issued 105,000 shares of the Company’s common stock to three entities for services rendered in connection with extending certain financing for the Company. These shares were valued at $0.30 per share for a total of $31,500. The issuance of securities is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”),under Section 4(2) of the Act as transactions by an issuer not involving any public offering, or under Rule 506 of Regulation D promulgated under the Securities Act.

On February 13, 2008, the Company issued 350,000 shares of the Company’s common stock to three entities for services rendered in connection with obtain financing for the Company in regards to the Convertible 12% Secured Promissory Notes offering as referred above. These shares were valued at $0.30 per share for a total of $105,000. The issuance of securities is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”),under Section 4(2) of the Act as transactions by an issuer not involving any public offering, or under Rule 506 of Regulation D promulgated under the Securities Act.

On February 7, 2008, the Company issued a common stock purchase warrant to a media entity for services rendered in connection with producing video promotional material for the Company. Included in this transaction were the issuances of 20,000 warrants exercisable at $0.93 per share expiring in 2011. The warrants were valued using the Black-Scholes method at $0.092 per share. This resulted in a total value of $1,843 assuming a risk-free interest rate range of 3.50% based on the note issuance and 73% volatility index. The issuance of securities is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”),under Section 4(2) of the Act as transactions by an issuer not involving any public offering, or under Rule 506 of Regulation D promulgated under the Securities Act.

On February 20, 2008, Carole Harder, an accredited investor, acquired 71,429 shares of the Company’s common stock at $0.70 per share or $50,000 in cash. Also, included in this transaction was the issuance of a warrant to purchase 71,429 shares of our common stock exercisable at $0.93 per share expiring in 2011. We allocated the proceeds from the issuance of this stock and the warrants based on the proportional fair value for each item. The warrants were valued using the Black-Scholes method at $0.087 per share. This resulted in a total value of $6,203 assuming a risk-free interest rate range of 3.50% based on the note issuance and 71% volatility index. The issuance of securities is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”),under Section 4(2) of the Act as transactions by an issuer not involving any public offering, or under Rule 506 of Regulation D promulgated under the Securities Act.

On February 28, 2008, the Company issued 40,000 shares of its common stock upon the exercise of warrants to purchase the Company’s stock at $0.01 per share by two entities. The issuance of securities is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”),under Section 4(2) of the Act as transactions by an issuer not involving any public offering, or under Rule 506 of Regulation D promulgated under the Securities Act.

On March 12, 2008, Nan Parks, an accredited investor, acquired 40,000 shares of the Company’s common stock at $0.70 per share or $28,000 in cash. Also, included in this transaction was the issuance of a warrant to Mr. Parks to purchase 40,000 shares of our common stock exercisable at $0.93 per share expiring in 2013. We allocated the proceeds from the issuance of this note and the warrants based on the proportional fair value for each item. The warrants were valued using the Black-Scholes method at $0.139 per share. This resulted in a total value of $5,559 assuming a risk-free interest rate range of 3.50% based on the note issuance and 83% volatility index. The issuance of securities is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”),under Section 4(2) of the Act as transactions by an issuer not involving any public offering, or under Rule 506 of Regulation D promulgated under the Securities Act.

On March 21, 2008 the Company issued a 12% Convertible Note to Carole Harder in exchange for $140,000. The term of this Note was for three hundred sixty-five days (365) days from the issuance with provisions to pay interest at 12%, in cash. Also, included in this note is the issuance of a warrant to purchase 200,000 shares of our common stock exercisable at $0.93 per share expiring in 2013, which was valued using the Black-Scholes method at $0.136 per share. This resulted in a total value of $27,288 assuming a risk-free interest rate of 2.50% and 83% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s $0.001 common stock. We allocated the proceeds from the issuance of this note and the warrants based on the proportional fair value for each item. The issuance of securities is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”),under Section 4(2) of the Act as transactions by an issuer not involving any public offering, or under Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description of Document
3.2	Amendment to Articles of Incorporation (name change)(1)
10.1	Agreement and Plan of Reorganization (2)
10.2	Employment Agreement Wendy Borow-Johnson (3)
10.3	Property Lease - Santa Ana, California (2)
10.4	Property Lease - Henderson, Nevada (2)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer (Principal Accounting Officer)
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
________________________________
(1) Previously filed as an exhibit to the Company’s Annual Report Form 10-KSB filed, February 7, 2008), which exhibit is hereby incorporated herein by reference.

(2) Previously filed as an exhibit to the Company’s Current Report on Form 8-K on January 4, 2008, which exhibit is hereby incorporated herein by reference.

(3) Previously filed as an exhibit to the Company’s Current Report on Form 10-KSB on April 4, 2008, which exhibit is hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2008.

By:	/s/ Robert J. McNulty
Robert J. McNulty, Chief Executive Officer

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and the dates indicated.

SIGNATURES	TITLE	Date

/s/ Robert J. McNulty	Chief Executive Officer and	May 15, 2008
Robert J. McNulty	Chairman of the Board and Chief
(Principal Executive Officer)

/s/ Mark V. Noffke	Chief Financial Officer	May 15, 2008
Mark V Noffke	(Principal Accounting Officer and
Principal Financial Officer)

/s/ Murray Williams	Director	May 15, 2008
Murray Williams