Form 10-Q
period 2008-06-30
BOOMJ INC
filed 2008-08-13
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

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

As of August 13, 2008, there were outstanding 39,923,190 shares of the registrant’s common stock.

BOOMJ, INC.
FORM 10-Q FOR THE QUARTER ENDED June 30, 2008

Table of Contents

BOOMJ, INC.
CONDENSED BALANCE SHEET
As of June 30, 2008
Unaudited

ASSETS
Current assets :
Cash	$36,588
Accounts receivable	36,510
Prepaid loan cost	288,291
Other current assets	33,497
Total current assets	$394,886

Property, website and computer equipment	827,520
Less: Accumulated depreciation and amortization	(224,144)
Property, website and equipment - net	$603,376

Other	48,969

Total assets	$1,047,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities :
Short term borrowings	$4,197,477
Accounts payable - trade	1,067,449
Accrued expenses	378,086
Deferred Revenue	7,500
Total current liabilities	$5,650,512

Commitments and contingencies
Stockholders’ Deficit :
Common stock, $0.001 par value, 75,000,000 shares authorized,
37,596,188 issued and outstanding	37,596
Additional paid in capital	5,342,762
Accumulated deficit	(9,983,639)
Total Stockholders' deficit	$(4,603,281)
Total Liabilities and Stockholders' Deficit	$1,047,231

See accompanying notes of these unaudited condensed financial statements.

BOOMJ, INC.
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three month period ended June 30,	For the three month period ended June 30,
	2008	2007

Revenues	$59,264	$1,038

Operating expenses
Cost of products sold	$63,665	$992
Selling general & administrative	1,195,913	601,599
Selling general & administrative - related party	42,265	58,539
Professional fees	479,886	196,519
Depreciation and amortization	44,673	36,583
Total costs and operating expenses	$1,826,402	$894,232

Loss from operations	(1,767,138)	(893,194)

Non-operating income (expense)
Interest expense	(629,459)	(1,670)
Interest income	17	1,249
Total non-operating expense, net	$(629,442)	$(421)

Loss from operations before income taxes	(2,396,580)	(893,615)

Provision for income tax	—	—

Net loss	$(2,396,580)	$(893,615)

Net loss available to common stockholders	$(2,396,580)	$(893,615)

Basic and diluted net loss per common share	$(0.06)	$(0.04)
Weighted average shares of capital outstanding - basic	37,241,183	23,439,152

See accompanying notes of these unaudited condensed financial statements.

BOOMJ, INC.
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the six month period ended June 30,	For the six month period ended June 30,
	2008	2007

Revenues	$820,213	$1,038

Operating expenses
Cost of products sold	$884,483	$992
Selling general & administrative	2,842,360	944,062
Selling general & administrative - related party	101,257	132,081
Professional fees	749,309	528,257
Depreciation and amortization	86,581	60,271
Total costs and operating expenses	$4,663,990	$1,665,663

Loss from operations	(3,843,777)	(1,664,625)

Non-operating income (expense)
Interest expense	(1,111,510)	(2,163)
Interest income	39	1,691
Total non-operating expense, net	$(1,111,471)	$(472)

Loss from operations before income taxes	(4,955,248)	(1,665,097)

Provision for income tax	—	—

Net loss	$(4,955,248)	$(1,665,097)

Net loss available to common stockholders	$(4,955,248)	$(1,665,097)

Basic and diluted net loss per common share	$(0.13)	$(0.07)
Weighted average shares of capital outstanding - basic	36,958,016	22,704,378

See accompanying notes of these unaudited condensed financial statements.

BOOMJ, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the six month period ended June 30,	For the six month period ended June 30,
	2008	2007

Net cash used in operating activities	(3,603,201)	(1,287,381)

Cash flows from investing activities:
Cash paid to purchase property and equipment	(78,223)	(124,781)
Net cash used in investing activities	(78,223)	(124,781)

Cash flows from financing activities:
Issuance of stock - net of offering costs	93,533	1,572,320
Cash received from short term borrowings	3,538,232	100,000
Payment on short term borrowings - related party	(25,000)	—
Net cash provided by financing activities	3,606,765	1,672,320

Net decrease in cash & cash equivalents	(74,659)	260,158
Cash & cash equivalents, beginning balance	111,247	54,309
Cash & cash equivalents, ending balance	$36,588	$314,467

See accompanying notes of these unaudited condensed financial statements.

BOOMJ, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

BoomJ, Inc. (the “Company”) operates a web site www.BOOMj.com through its subsidiary, which the Company believes is America’s first social, political, financial e-commerce and lifestyle network focused on providing diversified media, compelling content and advertising targeting persons commonly referred to as Baby Boomers and Generation Jones.

The Company formerly known as Reel Estate Services, Inc. (“RES”) was incorporated in Nevada on January 12, 2006. At the date of recapitalization on December 28, 2007, RES was a public shell company, defined as an inactive, publicly quoted company with nominal assets and liabilities.

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

In addition, prior to the Merger, RES agreed to cancel 1,500,000 shares held by Linda Rutter, an officer and director of RES, of the 3,150,000 issued and outstanding shares of RES. The cancellation was performed in two tranches, in exchange for $125,000 cash payment at the closing of the Merger, 750,000 shares of Principal’s RES Common Stock were cancelled upon receipt of the payment; the remaining 750,000 shares of Principal’s RES Common Stock were cancelled upon payment to Principal of $125,000 on January 31, 2008. All shares amounts presented in these financial statements, unless otherwise noted, reflect the recapitalization.

Upon the closing of the Merger, the Principal received a five-year warrant to purchase 825,000 shares of RES Common Stock and the strike price of such warrants is $0.93 per share.

Prior to the Merger, BOOMj.com had 17,058,448 shares of common stock (“BOOM Common Stock”) outstanding, which were exchanged for 34,458,067 shares of RES Common Stock through RES Sub. All warrants that were issued by BOOMj.com prior to the Merger remained outstanding as of December 31, 2007. However, pursuant to the terms of those warrants the warrants were supposed to be exchanged for warrants to purchase the Company’s common stock. During the fiscal quarter ended June 30, 2008, the Company has issued new replacement warrants and is in the process of retrieving and canceling the old BOOMj.com warrants.

Subsequent to the Merger, RES changed its name to BoomJ, Inc.

In the Reorganization Agreement, concurrent with the closing of the transaction, (a) all current officers of RES resigned from their positions with RES and (b) BOOMj.com’s officers were appointed by the then existing members of the Board of Directors of RES to replace the former RES officers, and (c) the members of the RES board of directors appointed the members of BOOMj.com’s current board of directors of the Company and thereafter resigned.

RES is the legal acquirer of BOOMj.com. However, since RES was a public shell company with a nominal amount of net assets, the Merger has been treated as a recapitalization of BOOMj.com and an acquisition of the assets and liabilities of RES by BOOMj.com. Although RES was the legal acquirer in the Merger, BOOMj.com was the accounting acquirer since its shareholder ended up owning a majority of the outstanding common shares of RES. Therefore, at the date of the Merger the historical financial statements of BOOMj.com became those of RES for the period prior to the Merger. Subsequent to the Merger, the consolidated financial statements include both entities. Unless otherwise specified, all references to the Company prior to the Merger refer to BOOMj.com, and all references to the Company after the Merger refer to BOOMj, Inc. and BOOMj.com on a consolidated basis.

The Company presently maintains its corporate office in Henderson, Nevada, and has its marketing and content departments located in an office in Irvine, California.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements and the notes thereto for the periods ended June 30, 2008 included herein have been prepared by management and are unaudited. Such condensed financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2008.

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

On January 1, 2008, the Company adopted FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”.

 NOTE 3    PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 consisted of the following:

Office and computer equipment	$142,954
Website	684,566
Less: accumulated depreciation	(224,144)
$603,376

Depreciation expense for the three months and six months periods ended June 30, 2008 were $44,673 and 86,581 compared to $36,583 and $60,271 for the same periods in 2007.

NOTE 4 Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share.” Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share) the total number of such shares excluded from diluted net loss per common share was 10,847,053 at June 30, 2008.

NOTE 5   OTHER ASSETS

Other assets primarily consisted of rent and utility deposits of $7,347 and $17,753 for the Company's Irvine and Nevada offices respectively, at June 30, 2008. Also included in this line item is $23,868 for credit card reserves.

NOTE 6    ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2008:

Accrued website costs	$50,000
Accrued interest	149,872
Accrued payroll and related expenses	131,477
Other	46,737
$378,086

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

NOTE 7    NOTES PAYABLE

Note payable ($500,000) to Centurion Credit Resources, LLC, bearing an annual interest rate of 12%, secured.	$500,000
Note payable ($140,000) to Carole Harder bearing an annual interest rate of 12%, unsecured, less discount of $16,652	123,348
Convertible Promissory Notes ($2,255,000), bearing an annual interest rate of 12%, secured, less discount of $237,188	2,017,812

Ninety (90) day Short Term Bridge Notes ($1,618,232), bearing an annual interest rate 12%, unsecured, less discount of $61,915	1,556,317

4,197,477
Less: current portion	(4,197,477)

Long-term debt	$—

On October 19, 2007 the Company issued a short term Promissory Note to Centurion Credit Resources, LLC (the “Lender”) in exchange for $500,000. The Promissory Note bore interest at 12% per annum in cash monthly from the date of issuance until the note is paid. The loan was secured by a lien on all of the assets of BOOMj.com. As consideration for making the loan, the Company delivered to Lender (a) an origination fee and reimbursement of Lender’s out of pocket costs and expenses in the amount of $19,600, and (b) 404,000 shares (as adjusted by the Merger) of the Company’s common stock. This Note was guaranteed personally by Robert McNulty, Chairman of BOOMj.com. On January 18, 2008 this Promissory Note was modified to extend the term of this Note to the earlier of three months from the modification date or the receipt by the Company of the first $2,000,000 in connection with Company’s anticipated private placement of its common stock. As a condition precedent to modification the Company delivered to Lender (a) an origination fee in the amount of $20,000, and (b) 300,000 additional shares of the Company’s common stock (see Note 9). On April 18, 2008 the Company entered into a Second Modification Agreement and received an option to extend the term of $350,000 of this Note to August 1, 2008 with $150,000 maturing on April 30, 2008 for a fee of $100,000. The Company did not exercise this option, thus did not pay the $100,000 option fee. As a condition precedent to the April 18, 2008 modification the Company delivered to Lender (a) an origination fee in the amount of $25,000, and (b) 100,000 additional shares of the Company’s common stock. During May 2008, the Company asked the Lender for an extension until May 16, 2008 through two modification agreements and the payment of two $5,000 payments and prorated interest on the note. Centurion also has piggyback registration rights associated with the common stock they received. On June 23, 2008 Centurion Credit Resources entered a judgment against the Company and Mr. McNulty for the entire principal amount, plus interest. On July 9, 2008, the Company satisfied the entire judgment by paying in full the $500,000 note balance plus accrued interest of $7,553.

On December 24, 2007 the Company issued a short term Promissory Note to Linlithgow Holdings, LLC (a related party) in exchange for $25,000. The term of this Note was for thirty days from the issuance with provisions to pay interest at 12%, in cash from the date of issuance until the Note is paid. This Note was paid in full (including the $304 interest) in January 2008.

On March 21, 2008 the Company issued a 365-day 12% Convertible Note to Carole Harder, an accredited investor in exchange for $140,000. In connection with the note, the Company issued to the investor a five-year warrant to purchase 200,000 shares of our common stock exercisable at $0.93 per share. This warrant was valued using the Black-Scholes method at $0.136 per share, resulting in a total value of $27,288 assuming a market price per share of $0.30, risk-free interest rate of 2.50% and 83% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s $0.001 common stock. We allocated the proceeds from the issuance of this note and the warrants based on the proportional fair value for each item. Consequently, we recorded a discount of $22,837 on the note, which is being amortized over the term of the note.

On December 28, 2007, RES raised $500,000 in a private offering to accredited investors of its 12% secured convertible one-year promissory notes. These securities have a voluntary conversion feature to convert into a unit from a contemplated offering, each unit comprised of (i) one share of stock at $0.70 per unit and (ii) one warrant to purchase one share of common stock at an exercise price of $0.93 per share. In addition, on December 28, 2007, the Company issued warrants to the placement agent to purchase 71,429 shares of its common stock at an exercise price of $0.93 per share. The warrant vested immediately and expires in five years. It was valued by the Company at $12,853. Additional promissory notes in conjunction with this same offering were sold on January 25, 2008 and February 8, 2008 for $1,230,000 and $550,000, respectively. The promissory notes mature on March 31, 2009. The purchasers of the January and February 2008 promissory notes also received warrants to purchase 3,257,143 shares of our common stock exercisable at $0.93 per share expiring in 2013, which was valued using the Black-Scholes method at $0.177 per share. This resulted in a total value of $577,769 assuming a market price per share of $0.30, risk-free interest rate range of 3.25% to 5.25% based on the note issuance and 100% volatility index. Consequently, we recorded a discount of $460,952 on the notes, which is being amortized over the term of these notes. In addition, on January 25, 2008 and February 8, 2008, the Company issued warrants to the placement agent to purchase 175,714 and 78,571 respectively, shares of its common stock at an exercise price of $0.93 per share. The warrant vested immediately and expires in five years. These warrants were valued by the Company at $44,882. The Company has also granted, to these investors, a security interest in all its assets.

In addition to the above terms of its 12% secured convertible promissory notes, the Company in January and February 2008, granted to the note-holders “piggyback” registration rights with respect to the shares of Common Stock issued or issuable under those notes and warrants. The Company also agreed with the note-holders who invested in January and February 2008 that in the event that all of the shares underlying their warrants have not otherwise been included in a registration statement filed by the Company with the SEC on or prior to May 1, 2008, for reasons other than due to the determination by the underwriter not to file in its sole discretion based on adverse market conditions (“Filing Failure”), or if such registration statement is not declared effective by the SEC on or before the date that is ninety days following the initial filing of such registration statement for any reason other than due to the determination by the underwriter not to make the registration statement effective in its sole discretion based on adverse market conditions (an "Effectiveness Failure") then, as partial relief for the damages to the investors, the Company shall pay to the noteholders an amount in cash equal to one percent (1.0%) of the original cash consideration invested by the noteholders for each 30 day period during which the registration statement is not effective. Since a registration statement was not filed by June 30, 2008, the Company accrued $45,000. This is reported in accrued expenses at June 30, 2008.

On May 29, 2008, one of the note-holders from the January investment converted their $25,000 note and accrued interest of $1,028 into shares 37,182 shares of the Company’s $0.001 par value common stock per the terms of the relative note.

During the fiscal quarter ended June 30, 2008, the Company entered into several short term (ninety-day) unsecured, 12% promissory notes with 25 accredited investors for a total of $ 1,618,232. Along with these notes, the Company issued warrants to all note holders to purchase 754,116 shares of common stock exercisable at $0.70 per share expiring in 2013, which was valued using the Black-Scholes method at $0.192 per share. This resulted in a Black-Scholes value of $144,516 assuming a market price per share of $0.30, risk-free interest rate of 3.32% and a 100% volatility index. Consequently, the Company recorded a discount of $131,865 on the notes, based on the relative fair value of the warrants, which is being amortized over the term of these notes. These notes also contain a conversion feature in which the holder may convert their respective principal and accrued interest into shares of the Company’s $0.001 par value common stock at $1.00 per share.

The Company recorded as interest expense for the three months and six months periods ended June 30, 2008, $629,459 and $1,111,510 compared to $1,670 and $2,163 for the same periods in 2007. Also included in interest expense is the amortization of $463,817 and $892,584 of loan origination fees associated with these notes for the three and six month period ended June 30, 2008, respectively.

NOTE 8    COMMITMENTS and CONTINGENCIES

Operating Lease

The Company leases certain office space, under operating leases which generally require the Company to pay taxes, insurance and maintenance expenses related to the leased property. The leases for office space have lease extension renewal options for an added two to three years at fair market rent values. The Company believes that in the normal course of business, leases will be renewed or replaced by other leases. In December 2007 the Company entered into a four year lease for 4,560 square feet in Henderson, Nevada which houses its corporate office. On May 1, 2008 the Company relocated its Orange County office to Irvine, California. The Irvine lease is for a twelve month period for approximately 2,042 square feet of office space. The lease in Irvine houses the Company’s marketing and content employees. Total rent expense incurred by the Company, which includes the leases above and sundry month to month rental expenditures was $51,589 and $110,272 for the three and six month period ended June 30, 2008 respectively. The Company has future minimum lease obligations as follows:

Twelve months ending June 30,
2008	$155,022
2009	129,288
2010	133,167
2011	67,567
Total	$485,044

NOTE 9    COMMON STOCK, WARRANTS AND PAID IN CAPITAL

On January 18, 2008, the Promissory Note with Centurion Credit Resources, LLC was modified to extend the term of this Note for an additional ninety (90) days. As a condition precedent to modification the Company delivered Centurion Credit Resources (a) an origination fee in the amount of $20,000, and (b) 300,000 shares of the Company’s $.001 par value common stock. These shares were valued at $0.30 per share for a total of $90,000. $22,500 of this cost was amortized during the three month period ended March 31, 2008 as debt financing fees.

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

On March 12, 2008, an accredited investor acquired 40,000 shares of the Company’s common stock at $0.70 per share or $28,000 in cash. Also, included in this transaction was the issuance of a warrant to purchase 40,000 shares of our common stock exercisable at $0.93 per share expiring in 2013. We allocated the proceeds from the issuance of this note and the warrants based on the proportional fair value for each item. The warrants were valued using the Black-Scholes method at $0.139 per share. This resulted in a total value of $5,559 assuming a risk-free interest rate range of 3.50% based on the note issuance and 83% volatility index.

On April 16, 2008, the Company and Coventry Windsor, Inc. entered into an agreement for Coventry Windsor, Inc. to provide services related to finding contacts for future funding and other services. The term of the agreement is for one year and Coventry Windsor, Inc. will be compensated by a 4% commission on all monies raised through their introductions.

On April 18, 2008 the Company entered into a Second Modification Agreement with Centurion Credit Resources, LLC on its $500,000 note. As a condition precedent to modification, the Company delivered to Centurion Credit Resources’ (a) an origination fee in the amount of $25,000, and (b) 100,000 additional shares of the Company’s $.001 par value common stock.

On May 29, 2008 one of the January 2008 note holders converted the principal and interest of their note into 37,182 shares of the Company’s $0.001 par value common stock.

On June 2, 2008 the Company issued 428,572 shares of the Company’s $0.001 par value common stock, to one of the our service providers in consideration of technical and administrative assistance for the Company’s ecommerce platform. This help includes desktop support, back office, system architecture, design and implementation. These shares were valued based on the services provided by this vendor at $0.70 per share.

During the month of June 2008 the Company issued 15,938 shares of its common stock for $15,133 to foreign investors.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants as of June 30, 2008:

	Outstanding			Outstanding
Exercise Price	December 31,2007	Issued	Exercised	June 30, 2008
$0.01	193,920	—	(40,000)	(1)153,920
$0.30	30,300	—	—	30,300
$0.50	101,000	—	—	(1) 101,000
$0.70	0	766,616	—	766,616
$0.93	896,429	3,628,572	—	4,525,001
$1.00	58,247	100,000	—	158,247
$2.40	132,310	—	—	(1) 132,310
	1,412,206	4,495,188	(40,000)	5,867,394

(1)
The chart above includes in the outstanding December 31, 2007 balance warrants to purchase BOOMj.com common stock. The BOOMj.com warrants to purchase common stock should have been exchanged for warrants of the Company. On June 28, 2008, the Company issued replacement warrants for the BOOMj.com warrants. The outstanding warrants as of June 30, 2008, therefore, include the warrants issued to replace the warrants previously issued by Boomj.com, Inc., which new warrants were issued at a rate of 2.02 shares of the Company common stock for each warrant share of BOOMj.com. The Company has reserved a sufficient number of shares of authorized common stock for issuance upon exercise of the outstanding warrants.

NOTE 10   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS (not described elsewhere)

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $13,937 and 34,454 for the three and six months ended June 30, 2008 for interest. The Company had zero payments for income tax during the three and six months ended June 30, 2008. As of June 30, 2008, prepaid loan fees included $115,044 (net of amortization) of debt related fees, which were paid by issuing common stock and warrants. The Company also issued warrants in connection with debt, which reduced the outstanding debt at June 30, 2008 by $315,755. No amounts were paid for taxes or interest during the three and six month period ending June 30, 2007.

NOTE 11   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $9,983,639 on June 30, 2008 and will need to raise additional capital, or obtain financing to continue operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 12    SUBSEQUENT EVENTS

In July and early August 2008, the Company raised $2,025,000 in a private offering to accredited investors of its 12% secured convertible promissory notes. The purchasers of the foregoing convertible promissory notes also were issued five-year common stock purchase warrants that grant the purchasers the right to acquire up to an aggregate of 2,892,857 shares of the Company’s common stock. The notes are convertible at a conversion price of $0.70, and the warrants are exercisable at a price of $0.93 per share. In addition, as partial consideration for the sale of the foregoing securities, the Company issued warrants to the placement agent to purchase 289,286 shares of its common stock at an exercise price of $0.93 per share. The warrants vested immediately and expire in five years. The Company has also granted, to these investors, a security interest in all of its assets. The notes mature on July 31, 2009.

On June 23, 2008 Centurion Credit Resources entered a judgment against the Company and Mr. McNulty for the entire principal amount of the unpaid $500,000 loan, plus interest. On July 9, 2008, the Company satisfied the entire judgment by paying in full all amounts specified in the judgment.

During July 2008, we issued additional convertible ninety-day notes having an aggregate principal balance of
$115,000 and previously outstanding notes having an outstanding balance of 1,598,232 were converted into 1,598,232 shares of common stock. Accordingly, as of July 31, 2008, the remaining outstanding principal balance of these short-term promissory notes (ninety-day notes) was approximately $135,000.

During the month of July and the first part of August 2008 the Company issued 137,185 shares of its common stock for $138,535 to foreign investors in a private transaction. Also in August two entities exercised their option and converted their outstanding warrants into 337,777 shares of the Company’s $0.001 par value common stock.

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

Description of Business

BOOMj, Inc. operates a website that targets persons in the demographic group commonly referred to as Baby Boomers and Generation Jones. On the Company’s Web site, www.BOOMj.com, users/members can create their very own personal profile for use on the Company’s state-of-the-art social network platform. These users/members can upload, watch and share their videos and other interesting information with like-minded Boomers and Generation Jones. The website provides entertainment news ranging from the latest movie reviews, fashions and diets to show times and ticket sales. Since the website also offers a variety of e-commerce product offerings, user/members of the website can buy leading brand name merchandise ranging from books and CD’s to electronics, featuring computers and flat panel screen TV’s. The Company’s product line typically consists of approximately 1.7 million SKUs. Baby Boomers and Generation Jones are able to shop online through the online store. Additionally, through BOOMj.com health network Boomers and Generation Jones have access to a collection of BOOMj.com owned and operated Web sites and multi-media affiliates providing timely and in-depth health, fitness nutrition information, personalized tools and resources to make the right health choices. BOOMj.com health network connects to a vast community of leading experts and people seeking to manage and improve their health and wellness.

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

On December 28, 2007 Reel Estate Services, Inc. acquired BoomJ.com, Inc. through a recapitalization (the “Reorganization”) in which it issued 34,458,067 shares of common stock to the former shareholders of BoomJ.com, Inc. As a result of this Reorganization, the former shareholders of Boomj.com, Inc. acquired a majority ownership and control over Reel Estate Services, Inc.

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

Results of Operations

We reported a net loss of $2,396,580 and $4,955,248 for the three and six months ended June 30, 2008 compared to net losses of $893,615 and $1,665,097 reported in 2007. As more fully explained in "Operating Expenses" below, the new losses in 2008 were principally attributable to increases in operating costs, and to the delay in certain revenue generation activities.

Revenues

Our goal is to generate revenues from the sale of various products to our website users and from advertising fees. Revenue for the three and six month period ended June 30, 2008 was $59,264 and $820,213 compared to $1,038 for both the three and six month period ended June 30, 2007. During the three month period ended March 31, 2008, we commenced implementing our on-line e-commerce operations and ramped up our operations based on the assumption that we would complete our $6,000,000 private placement of securities in January 2008. Our initial sales efforts resulted in over $820,000 of sales during the quarter ended March 31, 2008. However, we did not raise $6,000,000 from the sales of convertible promissory notes (we received $550,000 from the sale of these convertible promissory notes on February 8, 2008 and did not receive any further funding from that private placement during the period covered by this Quarterly Report). As a result, because we did not receive the anticipated and budgeted funds, we were unable to pay our vendors for our on-line products and, therefore, were forced to cease most of our on-line e-commerce sales activities. As a result, sales decreased from $760,949 in the first fiscal quarter, to only $59,264 in the second fiscal quarter. Since the end of the second fiscal quarter, we have raised additional funds, and our e-commerce operations are now again operational. Accordingly, now that we have fully resumed our e-commerce operations, we anticipate that our revenues will be significantly higher in future fiscal quarters. During the first two quarters of 2007, we were still establishing our on-line business and, accordingly, did not have significant revenues.

During the three and six month period ended June 30, 2008, the cost of products sold was $63,655 and $884,483, respectively. This compares to $992 reported for both the three and six month period ended June 30, 2007. Since we generated minuscule revenues during the same fiscal quarter last year, we incurred very little cost of products sold in the 2007 period. Cost of products sold exceeded our revenues in 2008 as part of our initial roll-out strategy for our new website and our e-commerce platform, along with the recognizing a provision for point reward system of approximately $20,000 during the second quarter. In order to introduce our new e-commerce business to users of our website, we lowered our gross margins to approximately 2% (significantly lower than the margin we expect to receive in the future) and offered free shipping as an inducement to new users.

Operating Expenses

Selling, general and administrative expenses (SG&A) for the three and six month period ended June 30, 2008 were $1,238,051 and $2,943,617, respectively. This is an increase of $577,913 and $1,867,474 in SG&A expenses from the $660,138 and $1,076,143 reported for the three and six month period ended June 30, 2007and is attributable to advertising costs incurred in launching our website, increases in administrative, technical and marketing personnel and related payroll costs, and an increase in travel related costs. Our SG&A expenses are expected to continue to increase as our company develops, however, not as rapidly as what we incurred during the first six months of the year.

Professional fees for the three and six month period ended June 30, 2008 were $479,886 and $749,309, respectively. This is an increase of $283,493 and $221,052 in professional fees from the $196,519 and $528,257 reported for the three and six month period ended June 30, 2007. The largest component of professional fees presented in the second quarter consists of services rendered for IT support services realized from one our vendors, along with legal and accounting fees associated with obtaining debt financing. The largest component last year of professional fees was due to the establishment of an advisory board and due to other consulting services to enhance our website marketing and contractual services infrastructure and the costs associated with outsourcing some of our marketing and promotional activities.

Depreciation expense for the three and six month period ended June 30, 2008 was $44,673 and $86,581, respectively. This reflects an increase of $8,090 and $26,310 in depreciation expense from the $36,583 and $60,271 reported for the three and six month period ended June 30, 2007. This increase in expense is attributable to the amortization of the asset additions during the full three month period versus only two months of website amortization incurred during the first quarter in the 2007 period as the website became operational in February 2007.

Interest expense for the three and six month period ended June 30, 2008 was $629,429 and $1,111,510, respectively, compared to $1,670 and $ 2,163 reported for the three and six month period ended June 30, 2007. Our increase in interest expense is due to loan fees and loan discount amortization expenses of $684,719 related to our newly issued promissory notes, as well as cash interest paid and accrued of $52,767 and $161,961 for the three and six month periods ended June 30, 2008. The loan discount relates to the various loans procured by us during late 2007 and early 2008 in order to fund our working capital requirements.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2008 were $36,588. Since we have had only limited operations thus far, the majority of our capital resources have been derived through the sale of debt and equity securities. No assurance can be made that we will have access to capital markets in the future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on our results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred a loss of $2,396,580 and $4,955,248, for the three and six month period ended June 30, 2008, respectively. Our current liabilities exceeded our current assets by $5,255,626 at June 30, 2008 and negative cash flow from operating activities for the six months ended June 30, 2008 was $3,603,201. These factors, and our inability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient funds on hand to fund our anticipated negative cash flow until we reach our projected break-even level of operations. We do not have any bank credit lines. Accordingly, we will have to obtain additional funding in the near future in order to continue our operations until our revenues are sufficient to fund our operating expenses. Although we have again re-commenced our on-line e-commerce business and now are again generating from that line of our business, we do not anticipate that we will generate sufficient cash from operations to fund our working capital needs for at least another six months. Accordingly, we intend to continue to seek additional financing from various sources, including from the sale of debt or equity securities. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we do not obtain sufficient additional funds in the near future, we will have to suspend some of our operations, scale down our current and proposed future operations or, if those actions are not sufficient, terminate our operations.

All of the convertible notes that we have issued recently in order to fund our working capital needs mature within the next 12 months. Accordingly, in addition to having to raise funds to continue to operate, we also will have to raise funds to repay these convertible notes (to the extent that such notes are not converted by the holders). As of June 30, 2008, the total amount of our short-term borrowings was $4,513,232. However, since June 30, 2008, we issued additional convertible ninety-day notes having an aggregate principal balance of $ 115,000 and additional one-year secured convertible notes in an aggregate principal amount of $2,025,000. This increase in indebtedness was partially offset by the conversion of $1,635,000 of previously outstanding notes (these notes, having an outstanding balance of principal and interest of $1,635,600, were converted into 1,635,600 shares of common stock). As of July 31, 2008, the outstanding principal balance of these ninety-day notes was approximately $135,000. Most of the one- year convertible notes that we issued are secured by a lien on certain of our assets and/or the assets of our subsidiary. Therefore, in the event that we fail to repay these secured promissory notes as they mature, we will be at risk of losing our assets through foreclosure of our assets. Accordingly, a default under the secured convertible notes could result in the loss of our assets and the termination of our operations.

As of June 30, 2008 we had no long-term debt obligations, no capital lease obligations, no material long-term purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Operating Activities

Net cash used in operating activities for the six month period ended June 30, 2008 and 2007 was $3,603,201 and $1,287,381. This increase was mainly attributable from the use of cash in operations as we further established our business and operations.

Investing Activities

Net cash used in investing activities for the six month period ended June 30, 2008 and 2007 was $78,223 and $124,781, respectively. The company expended cash for purchase of computer and office equipment and expenditures related to its Website development.

Financing Activities

Net cash provided by financing activities for the six month period ended June 30, 2008 and 2007 was $3,606,765 due primarily to net cash received from the sale of debt securities of $3,538,000. We also received $93,533 from the issuance of common stock and paid $25,000 to repay a short term bridge loan in January 2008.

As a result of the above activities, we experienced a net decrease in cash of $74,659 and for the six month period ended June 30, 2008. Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors through the sale of its securities.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2008.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2008, there were no changes in our internal control over financial reporting (under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

In connection with obtaining a $500,000 secured loan from Centurion Credit Resources, LLC, this company and Robert McNulty, our Chief Executive Officer, each executed an Affidavit of Confession of Judgment in favor of Centurion Credit. The note was not repaid by its 2008 maturity date, and on June 23, 2008 Centurion Credit Resources entered a judgment against the company and Mr. McNulty in the Supreme Court of New York for the entire principal amount, plus interest. On July 9, 2008, we satisfied the entire judgment by paying in full all amounts specified in the judgment, and on August 5, 2008, Centurion Credit delivered to us notice of the satisfaction of the judgment.

Item 1A.  Risk Factors

There has been no material change in the Risk Factors set forth in the “Risk Factors” section of the Company’s Form 10-KSB for the year ended December 31, 2007, other than as set forth below:

Our failure to repay approximately $4,280,000 of short-term secured indebtedness could result in the loss of our assets and our ability to continue to operate.

As of the date of this filing, we currently have outstanding $4,280,000 of short-term convertible promissory notes that are secured by a lien on all of this company’s assets. Accordingly, a default under the convertible promissory notes, or our inability to repay them when these notes become due, could result in the foreclosure of all of our assets and the termination of our business.  These notes mature and must be repaid in full, both principal and interest, at various times between March 31, 2009 and July 31, 2009. Failure to make any payment as required under the convertible promissory notes could result in the acceleration of the convertible promissory notes and the foreclosure of our assets. If we are unable to repay the notes in full upon their maturity, or if we otherwise default under our obligations to the holders of those notes, the holders of the convertible promissory notes will have the right to foreclose on all of our assets, which would materially and adversely affect our ability to continue our operations and could terminate our existence. No assurance can be given that we will be able to make all payments as required or that we will be able to repay the convertible promissory notes.

We will need significant additional capital, which we may be unable to obtain.

We currently only have sufficient cash available to continue our current operations until September 30, 2008. Our capital requirements in connection with our expanding commercial operations have been and will continue to be significant. We will require additional funds to continue to market our website, offer a broader range of products on our e-commerce site, and otherwise expand our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Item 2. Unregistered Sales of Equity Securities

On April 18, 2008 we entered into a Second Modification Agreement with Centurion Credit Resources, LLC with respect to the $500,000 loan made to us by Centurion Credit. As consideration for the Second Modification, we paid Centurion Credit Resources (a) an origination fee in the amount of $25,000, and (b) issued 100,000 shares of our common stock to Centurion. The issuance of securities was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

On May 29, 2008 one of holders of our convertible promissory notes converted the principal and interest of the note into 37,182 shares of common stock. The issuance of securities is exempt from the registration requirements of the Securities Act, under Section 4(2) of the Act as transactions by an issuer not involving any public offering.

On June 2, 2008 we issued 428,572 shares of common stock to one of our service providers in consideration of technical and administrative assistance provided to us with regard to our e-commerce platform. The services included desktop support, back office, system architecture, design and implementation. These shares were valued based on the services provided by this vendor at $0.70 per share. The issuance of securities is exempt from the registration requirements of the Securities Act, under Section 4(2) of the Securities Act as a transaction not involving any public offering~~.~~

During the month of June 2008, we issued 15,938 shares of common stock to six foreign investors in consideration of $15,133. This issuance was exempt from registration based on an exemption provided by Section 4(2) of the Securities Act or Regulation S thereunder.

Item 3. Defaults Upon Senior Securities

In 2007, we obtained a $500,000 secured loan from Centurion Credit Resources, LLC. The maturity date of this loan was extended several times (our final request was for an extension to May 16, 2008). Although Centurion Credit accepted the $5,000 payment we made for the May 16, 2008 extension of the maturity date, Centurion Credit claimed that the extension was not valid, and on June 23, 2008 Centurion Credit Resources entered a judgment in the Supreme Court of New York against the company and Mr. McNulty for the entire principal amount, plus interest. On July 9, 2008, we satisfied the entire judgment by paying in full all amounts specified in the judgment.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description of Document
10.1	Form of Series A Common Stock Purchase Warrant.
10.2	Form of Subscription Agreement dated as of July 2008, by and among the Company and the Subscribers named therein.
10.3	Form of Secured Convertible Note.
10.4	Form of Guaranty, dated July 2008, by BoomJ.com, Inc.
10.5	Collateral Agent Agreement, dated as of July 2008, by and among BoomJ.com, Inc., the Subscribers and the Company.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer (Principal Accounting Officer)
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August 2008.

By:	/s/ Robert J. McNulty
Robert J. McNulty, Chief Executive Officer

By:	/s/ Mark V. Noffke
Mark V. Noffke, Chief Financial Officer

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and the dates indicated.