Form 10-Q
period 2008-09-30
BOOMJ INC
filed 2008-11-14
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

Commission file number: 000-52490

BOOMJ, Inc.
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

As of November 14, 2008, there were outstanding 40,911,143 shares of the registrant’s common stock.

BOOMJ, INC.
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2008

Table of Contents

Page
PART I FINANCIAL INFORMATION

Item 1. Unaudited Interim Financial Statements

Condensed Consolidated Balance Sheet at September 30, 2008 (Unaudited)	3

Condensed Consolidated Statements of Operations for the Three Month Period ended September 30, 2008 & 2007 (Unaudited)	4

Condensed Consolidated Statements of Operations for the Nine Month Period ended September 30, 2008 & 2007 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Month Period ended September 30, 2008 & 2007 (Unaudited)	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7 - 16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17 - 20

Item 3. Quantitative and Qualitative Information About Market Risk	20

Item4T. Controls and Procedures	20-21

PART II OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities	22

Item 3. Defaults upon Senior Securities	22

Item 4. Submission of Matters to Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURES	23

BOOMJ, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
As of September 30, 2008
Unaudited

ASSETS
Current assets :
Cash	$28,209
Accounts receivable	68,265
Prepaid loan cost	973,013
Other current assets	5,316
Total current assets	$1,074,803

Property, website and computer equipment	871,180
Less: Accumulated depreciation and amortization	(271,907)
Property, website and equipment - net	$599,273

Other	63,671

Total assets	$1,737,747

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short term borrowings, net	$2,191,842
Accounts payable - trade	1,148,555
Other current liabilities	620,142

Total current liabilities	$3,960,539

Commitments and contingencies
Stockholders’ Deficit :
Common stock, $0.001 par value, 75,000,000 shares authorized,	$40,725
40,724,139 issued and outstanding
Additional paid in capital	11,752,178
Accumulated deficit	(14,015,695)
Total Stockholders' deficit	$(2,222,792)

Total Liabilities and Stockholders' Deficit	$1,737,747

See accompanying notes of these unaudited condensed financial statements.

BOOMJ, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	For the three	For the three
	month period	month period
	ended	ended
	September 30,	September 30,
	2008	2007

Revenues	$204,810	$60,862
Operating expenses
Cost of products sold	$165,630	$44,137
Selling general & administrative	2,237,020	888,591
Selling general & administrative - related party	24,616	52,500
Professional fees	495,219	552,400
Depreciation and amortization	47,762	38,249
Total costs and operating expenses	$2,970,247	$1,575,877

Loss from operations	(2,765,437)	(1,515,015)

Non-operating income (expense)
Interest expense	(1,267,046)	(3,016)
Interest income	427	443
Total non-operating expense	$(1,266,619)	$(2,573)

Loss from operations before income taxes	(4,032,056)	(1,517,588)

Provision for income tax	--	--

Net loss	$(4,032,056)	$(1,517,588)

Net loss available to common stockholders	$(4,032,056)	$(1,517,588)

Basic and diluted net loss per common share	$(0.10)	$(0 06)

Weighted average shares of capital outstanding - basic	39,481,833	25,130,696

See accompanying notes of these unaudited condensed financial statements.

BOOMJ, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	For the nine	For the nine
	month period	month period
	ended	ended
	September 30,	September 30,
	2008	2007

Revenues	$1,025,023	$61,900
Operating expenses
Cost of products sold	$1,050,113	$45,129
Selling general & administrative	5,079,380	1,832,655
Selling general & administrative - related party	125,873	184,581
Professional fees	1,244,527	1,080,656
Depreciation and amortization	134,343	98,519
Total costs and operating expenses	$7,634,236	$3,241,540

Loss from operations	(6,609,213)	(3,179,640)

Non-operating income (expense)
Interest expense	(2,378,556)	(5,179)
Interest income	465	2,134
Total non-operating expense	$(2,378,091)	$(3,045)

Loss from operations before income taxes	(8,987,304)	(3,182,685)

Provision for income tax	--	--

Net loss	$(8,987,304)	$(3,182,685)

Net loss available to common stockholders	$(8,987,304)	$(3,182,685)

Basic and diluted net loss per common share	$(0.23)	$(0.14)

Weighted average shares of capital outstanding - basic	37,805,466	23,522,038

See accompanying notes of these unaudited condensed financial statements.

BOOMJ, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the nine month period ended September 30,	For the nine month period ended September 30,
	2008	2007
Net cash used in operating activities	$(5,590,315)	$(2,039,633)

Cash flows from investing activities:
Cash paid to purchase property and equipment	(121,882)	(130,586)
Net cash used in investing activities	$(121,882)	$(130,586)

Cash flows from financing activities:
Issuance of stock - net of offering costs	530,927	1,964,470
Cash received from short term borrowings	5,733,232	270.000
Payment on short term borrowings	(635,000)	(80,000)
Net cash provided by financing activities	$5,629,159	$2,154,470

Net decrease in cash & cash equivalents	(83,038)	(15,749)

Cash & cash equivalents, beginning balance	111,247	54,309
Cash & cash equivalents, ending balance	$28,209	$38,560

See accompanying notes of these unaudited condensed financial statements.

BOOMJ, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

BoomJ, Inc. (the “Company”) operates a web site www.BOOMj.com through its subsidiary, which the Company believes is America’s first social, political, financial e-commerce and lifestyle network focused on providing diversified media, compelling content and advertising targeting persons commonly referred to as Baby Boomers and Generation Jones. The Company also operates the web site, LocalAdLink, a newly formed company owned 100% by Boomj, Inc. LocalAdLink is a local search and advertising platform that networks high volume websites to allow local advertisers to increase revenues and brand identity.

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

In addition, prior to the Merger, RES agreed to cancel 1,500,000 shares held by Linda Rutter, an officer and director of RES, of the 3,150,000 issued and outstanding shares of RES. The cancellation was performed in two tranches, in exchange for $125,000 cash payment at the closing of the Merger, 750,000 shares of Principal’s RES Common Stock were cancelled upon receipt of the payment; the remaining 750,000 shares of Principal’s RES Common Stock were cancelled upon payment to Principal of $125,000 on January 31, 2008. All share amounts presented in these financial statements, unless otherwise noted, reflect the recapitalization.

Upon the closing of the Merger, the Principal received a five-year warrant to purchase 825,000 shares of the Company’s Common Stock at an exercise price of $0.93 per share.

Prior to the Merger, BOOMj.com had 17,058,448 shares of common stock (“BOOM Common Stock”) outstanding, which were exchanged for 34,458,067 shares of RES Common Stock through RES Sub. All warrants that were issued by BOOMj.com prior to the Merger remained outstanding as of December 31, 2007. However, pursuant to the terms of those warrants, the warrants were supposed to be exchanged for warrants to purchase the Company’s common stock. During the fiscal quarter ended June 30, 2008, the Company has issued new replacement warrants and has retrieved and canceled the old BOOMj.com warrants.

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

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the periods ended September 30, 2008 included herein have been prepared by management and are unaudited. Such condensed financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2008.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2007 in the Form 10-KSB, filed with the SEC on April 4, 2008.

In the first quarter of 2008, the Company was no longer considered in the development stage Company under statement of Financial Accounting Standard No. 7 due to the level of revenues obtained in 2008.

On January 1, 2008, the Company adopted FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary: Local Ad Link, Inc. All significant intercompany transactions and accounts have been eliminated upon consolidation.

 NOTE 3    PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 consisted of the following:

Office and computer equipment	$186,614
Website	684,566
Less: accumulated depreciation	(271,907)
$599,273

Depreciation expense for the three months and nine months periods ended September 30, 2008 were $47,762 and $134,343, respectively compared to $38,249 and $98,519 for the same periods in 2007.

NOTE 4 Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share.” Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share). The total number of such shares excluded from the diluted net loss per common share presentation was 14,634,396 at September 30, 2008.

NOTE 5   OTHER ASSETS

Other assets primarily consisted of rent and utility deposits of $17,753 and $3,075 for the Company's Nevada and Irvine offices respectively, at September 30, 2008. Also included in this line item is $33,387 for credit card reserves and $9,456 in vendor deposits.

NOTE 6    ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2008:

Accrued website costs	$50,000
Accrued interest	234,455
Accrued payroll and related expenses	265,696
Other	69,991
$620,142

In December 2006, Boomj.com, Inc. entered into a contract with Corgenic, Inc for the development of the website in exchange for 500,000 shares of Boomj.com, Inc.’s Series A Convertible 10% Cumulative Preferred Stock ($0.001 par value) at $0.50 per share with piggyback registration rights. Initially there were 400,000 shares issued to Corgenic, Inc. with 100,000 retained until after the completion of testing of the website. The obligation to issue the additional shares is reported in accrued expenses as of December 31, 2007 and 2006. To date, this liability remains on the balance sheet because the completion of this portion of the website has not been completed to the Company’s satisfaction.

NOTE 7    NOTES PAYABLE

Note payable ($140,000) to Carole Harder bearing an annual interest rate of 12%, unsecured, less discount of $14,477	$125,523

Convertible Promissory Notes ($4,280,000), bearing an annual interest rate of 12%, secured, less discount of $2,290,538	1,989,462

Ninety (90) day Short Term Bridge Notes ($80,000), bearing an annual interest rate 12%, unsecured, less discount of $3,143	76,857
$2,191,842
Less: current portion	(2,191,842)
Long-term debt	$--

On October 19, 2007 the Company issued a short term Promissory Note to Centurion Credit Resources, LLC (the “Lender”) in exchange for $500,000. The Promissory Note bore interest at 12% per annum payable in cash monthly from the date of issuance until the note is paid. The loan was secured by a lien on all of the assets of BOOMj.com. As consideration for making the loan, the Company delivered to Lender (a) an origination fee and reimbursement of Lender’s out of pocket costs and expenses in the amount of $19,600, and (b) 404,000 shares (as adjusted by the Merger) of the Company’s common stock. This Note was guaranteed personally by Robert McNulty, Chairman of both the Company and BOOMj.com. On January 18, 2008 this Promissory Note was modified to extend the term of this Note to the earlier of three months from the modification date or the receipt by the Company of the first $2,000,000 in connection with Company’s anticipated private placement of its common stock. As a condition precedent to modification, the Company delivered to Lender (a) an origination fee in the amount of $20,000, and (b) 300,000 additional shares of the Company’s common stock (see Note 9). On April 18, 2008 the Company entered into a Second Modification Agreement and received an option to extend the term of $350,000 of this Note to August 1, 2008 with $150,000 maturing on April 30, 2008 for a fee of $100,000. The Company did not exercise this option, thus did not pay the $100,000 option fee. As a condition precedent to the April 18, 2008 modification the Company delivered to Lender (a) an origination fee in the amount of $25,000, and (b) 100,000 additional shares of the Company’s common stock. During May 2008, the Company asked the Lender for an extension until May 16, 2008 through two modification agreements and the payment of two $5,000 payments and prorated interest on the note. Centurion also has piggyback registration rights associated with the common stock they received. On June 23, 2008 Centurion Credit Resources entered a judgment against the Company and Mr. McNulty for the entire principal amount, plus interest. On July 9, 2008, the Company satisfied the entire judgment by paying in full the $500,000 note balance plus accrued interest of $7,553.

On December 24, 2007 the Company issued a short term Promissory Note to Linlithgow Holdings, LLC (a related party) in exchange for $25,000. The term of this Note was for thirty days from the issuance with provisions to pay interest at 12%, in cash from the date of issuance until the Note is paid. This Note was paid in full (including the $304 interest) in January 2008.

On March 21, 2008 the Company issued a 365-day 12% Convertible Note to Carole Harder, an accredited investor in exchange for $140,000. In connection with the note, the Company issued to the investor a five-year warrant to purchase 200,000 shares of our common stock exercisable at $0.93 per share. This warrant was valued using the Black-Scholes method at $0.136 per share, resulting in a total value of $27,288 assuming a fair value per share of $0.30, risk-free interest rate of 2.50% and 83% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock. We allocated the proceeds from the issuance of this note and the warrants based on the proportional fair value for each item. Consequently, we recorded a discount of $22,837 on the note, which is being amortized over the term of the note using the effective interest method with an effective interest rate of approximately 25%.

On December 28, 2007, RES raised $500,000 in a private offering to accredited investors of its 12% secured convertible one-year promissory notes. These securities have a voluntary conversion feature to convert into a unit from a contemplated offering, each unit comprised of (i) one share of stock at $0.70 per unit and (ii) one warrant to purchase one share of common stock at an exercise price of $0.93 per share. In addition, on December 28, 2007, the Company issued warrants to the placement agent to purchase 71,429 shares of its common stock at an exercise price of $0.93 per share. The warrant vested immediately and expires in five years. It was valued by the Company at $12,853. Additional promissory notes in conjunction with this same offering were sold by the Company on January 25, 2008 and February 8, 2008 for $1,230,000 and $550,000, respectively. The promissory notes mature on March 31, 2009. The purchasers of the January and February 2008 promissory notes also received warrants to purchase 3,257,143 shares of our common stock exercisable at $0.93 per share expiring in 2013, which was valued using the Black-Scholes method at $0.177 per share. This resulted in a total value of $577,769 assuming a fair value per share of $0.30, risk-free interest rate range of 3.25% to 5.25% based on the note issuance and 100% volatility index. Consequently, we recorded a discount of $460,952 on the notes, which is being amortized over the term of these notes using the effective interest method with an effective interest rate between 26% and 27%. In addition, on January 25, 2008 and February 8, 2008, the Company issued warrants to the placement agent to purchase 175,714 and 78,571 respectively, shares of its common stock at an exercise price of $0.93 per share. The warrant vested immediately and expires in five years. These warrants were valued by the Company at $44,882. The Company has also granted, to these investors, a security interest in all its assets.

In addition, on July 7, July 15, and August 5, 2008, Boomj raised $1,175,000, $350,000, and $500,000, respectively, in a private offering from accredited investors. The securities sold by the Company consisted of its 12% secured convertible promissory notes and warrants to purchase 2,892,858 shares of the Company’s common stock at an exercise price of $0.93 per share. The convertible notes are convertible at a price of $0.70 per share, are secured by a lien on the Company’s assets and on the assets of Boomj.com, Inc., and mature on July 31, 2009. The warrants were valued using the Black-Scholes method at $[0.767] per share. This resulted in a total value of $2,218,822 assuming a fair value per share of $1.00, risk-free interest rate range of 3.32% based on the note issuance and 100% volatility index. Under EITF 00-27 and APB No. 14, we allocated the proceeds from issuance of these notes and warrants based on the proportional fair value for each item. Consequently, we recorded a discount of $1,058,438 on the notes, which is being amortized over the term of these notes using the effective interest rate method A beneficial conversion discount was also recorded on these convertible notes since these convertible notes were convertible into shares of common stock at an effective conversion price lower than the fair value of the common stock share price on the note issuance dates. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to those convertible notes. As a result, those convertible notes were recorded with additional discounts in the total amount of $966,563.

The combined value of the note discount and discount related to the beneficial conversion feature on the convertible notes is being amortized over the term of the respective convertible note using the effective interest method. The amortization of the discounts was recorded as interest expense under Emerging Issues Task Force (“EITF 00-27”) No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Since the discounts represent 100% of the loan proceeds from these notes, the effective periodic interest rate for these notes ranges from between 1,185% and 1,576%. As a result, the majority of the quarterly amortization expense will be incurred at the end of the term of the note. See the table below for the timing and approximate amounts of the amortization expense. For the nine months ended September 30, 2008, we recorded interest expense of $397,352 related to amortization of the discounts. We also recorded an additional interest expense of $296,622, which was for the stated interest rate and accrued as of September 30, 2008.

Note Amounts	9/30/2008	12/31/2008	3/31/2008	6/30/2009	9/30/09	TOTAL

$1,175,000	$15	$300	$4,100	$67,400	$1,103,185	$1,175,000

$350,000	$12	$152	$1,955	$25,122	$322,759	$350,000

$500,000	$13	$177	$2,436	$33,612	$463,762	$500,000

Total	$40	$629	$8,491	$126,134	$1,889,706	$2,025,000

The Company also issued warrants to the placement agent to purchase 289,286 shares of its common stock at an exercise price of $0.93 per share. The warrant vested immediately and expires in five years. These warrants were valued by the Company at $831,872 and were valued using the Black-Scholes method.

In addition to the above terms of its 12% secured convertible promissory notes, the Company in January and February 2008, granted to the note-holders “piggyback” registration rights with respect to the shares of Common Stock issued or issuable under those notes and warrants. The Company also agreed with the note-holders who invested in January and February 2008 that in the event that all of the shares underlying their warrants have not otherwise been included in a registration statement filed by the Company with the SEC on or prior to May 1, 2008, other than for certain specified reasons, then, as partial relief for the damages to the investors, the Company shall pay to the noteholders an amount in cash equal to one percent (1.0%) of the original cash consideration invested by the noteholders for each 30 day period during which the registration statement is not effective. Since a registration statement was not filed by June 30, 2008, the Company accrued $45,000. This was reported in accrued expenses at June 30, 2008 and remains at September 30, 2008. During the fiscal quarter ended September 30, 2008, 2008 this registration obligation and the requirement to pay penalties was waived by the majority of noteholders.

On May 29, 2008, one of the note-holders from the January 2008 investment converted its $25,000 note and accrued interest of $1,028 into shares 37,182 shares of the Company’s $0.001 par value common stock per the terms of the relative note.

During August 2008, the Company paid off a zero coupon note to one of its investors of $110,000 which $95,000 represented cash received from the prior quarter. In September 2008 the Company received $50,000 from an accredited investor as a 90 day zero coupon note in which $55,000 will be due in December 2008.

During the fiscal quarter ended June 30, 2008, the Company entered into several short term (ninety-day) unsecured, 12% promissory notes with certain accredited investors for a total of $ 1,508,232. Along with these notes, the Company issued warrants to all note holders to purchase 754,116 shares of common stock exercisable at $0.70 per share expiring in 2013, which was valued using the Black-Scholes method at $0.192 per share. This resulted in a Black-Scholes value of $144,516 assuming a fair value per share of $0.30, risk-free interest rate of 3.32% and a 100% volatility index. Consequently, the Company recorded a discount of $131,865 on the notes, based on the relative fair value of the warrants, which is being amortized over the term of these notes. During the quarter ended September 30, 2008, these notes of $1,508,232 plus interest accrued of $36,598 were converted into 544,830 shares of common stock. On August 22, 2008 the Company issued 327,126 shares of the Company’s common stock to another one of our placement agents as part of their commission in connection with this convertible note private placement. In accordance with an agreement with the placement agent, the number of shares were determined by converting the cost of services to common stock at $.70 per share. However, at the time of settlement, in accordance with generally accepted accounting principles, the company used the trading price of the stock, which ranged between $2.24 and $3.27 per share, to convert the liability. Since the Company initially recorded an expense of approximately $325000 for these services, this settlement resulted in additional expense of $583,893. In addition this same placement agent was paid cash commission and fees of $68,300 during the three months ending September 30, 2008.

During the third quarter ended September 30, 2008, the Company issued short term (ninety-day) unsecured, 12% promissory notes with four (4) accredited investors for a total of $170,000. Along with these notes, the Company issued warrants to note holders to purchase 57,500 shares of common stock exercisable at $0.70 per share expiring in 2013, which was valued using the Black-Scholes method at $0.39 per share. This resulted in a Black-Scholes value of $32,000 assuming a market price per share of $1.00, risk-free interest rate of 3.32% and a 100% volatility index. Consequently, the Company recorded a discount of $64,857 on the notes, based on the relative fair value of the warrants, which is being amortized over the term of these notes. These notes also contain a conversion feature in which the holder may convert their respective principal and accrued interest into shares of the Company’s $0.001 par value common stock at $1.00 per share. During the fiscal quarter ended September 30, 2008; $90,000 of principal from the notes were converted into 90,000 shares of common stock and accrued interest of $770 was converted into 770 shares of common stock.

The Company recorded as interest expense for the three months and nine months periods ended September 30, 2008, $1,267,046 and $2,378,556 compared to $3,016 and $5,179 for the same periods in 2007. Also included in interest expense is the amortization of $1,125,548 and $2,018,131 of loan origination fees associated with these notes for the three and nine month period ended September 30, 2008, respectively.

NOTE 8    COMMITMENTS and CONTINGENCIES

Operating Lease

The Company leases certain office space, under operating leases which generally require the Company to pay taxes, insurance and maintenance expenses related to the leased property. The leases for office space have lease extension renewal options for an added two to three years at fair market rent values. The Company believes that in the normal course of business, leases will be renewed or replaced by other leases. In December 2007 the Company entered into a four year lease for 4,560 square feet in Henderson, Nevada which houses its corporate office. On May 1, 2008 the Company relocated its Orange County office to Irvine, California. The Irvine lease is for a twelve month period for approximately 2,042 square feet of office space. The lease in Irvine houses the Company’s marketing and content employees. Total rent expense incurred by the Company, which includes the leases above and sundry month to month rental expenditures was $54,371 and $164,643 for the three and nine month period ended September 30, 2008 respectively. The Company has future minimum lease obligations as follows:

Twelve months ending
September 30,
2009	147,532
2010	151,958
2011	114,805
2012	38,268
Total	$452,563

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

On January 25 and February 1, 2008, the Company issued an aggregate of 105,000 shares of the Company’s common stock to three entities for services rendered in connection with extending certain financing for the Company. These shares were valued by the Company at $0.30 per share for a total of $31,500. The total amount was amortized during the three month period ended March 31, 2008 as debt financing fees.

On February 7, 2008, the Company issued a common stock purchase warrant to a media entity for services rendered in connection with producing video promotional material for the Company. Included in this transaction were the issuances of 20,000 warrants exercisable at $0.93 per share, expiring in 2011. The warrants were valued using the Black-Scholes method at $0.092 per share. This resulted in a total value of $1,843 assuming a risk-free interest rate range of 3.50% based on the note issuance and 73% volatility index. This amount was expensed in selling, administrative, and general expense during the three month period ended March 31, 2008

On February 13, 2008, the Company issued 350,000 shares of the Company’s common stock to three entities for services rendered in connection with the private placement offering of the Convertible 12% Secured Promissory Notes offering as described above. These shares were valued by the Company at $0.30 per share for a total of $105,000. $23,750 of this cost was amortized during the three-month period ended March 31, 2008 as debt financing fees.

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

On May 29, 2008 one of the January 2008 note holders converted the principal and interest of their note into 37,182 shares of the Company’s common stock.

On June 2, 2008 the Company issued 428,572 shares of the Company’s common stock, to one of our service providers of technical and administrative assistance for the Company’s e-commerce platform, in settlement of a liability incurred prior to the third quarter of 2008. On July 17, 2008 the Company issued an additional 107,143 shares of the Company’s common stock, to this same service provider, in settlement of a liability for services provided during the third quarter of 2008. The Company has an agreement with this provider to settle the liability at $.70 per share. However, in accordance with generally accepted accounting principles, since the trading price of the common stock on the date of settlement was $3.21 per share, the Company recorded an additional expense of $268,929 in quarter ended September 30, 2008.

In the month of June 2008 the Company issued 15,938 shares of its common stock for $15,133 to foreign investors. During the fiscal quarter ending September 30, 2008, the Company issued an additional 408,338 shares of its common stock for $412,394 to other sundry foreign investors.

In August 2008, one of our placement agents exercised their warrants utilizing a cashless option in their agreement, converting 328,000 warrants valued at $58,998 into 257,354 shares of the Company’s common stock at an exercise price of $0.93.

On August 22, 2008 the Company issued 327,126 shares of the Company’s common stock to another one of our placement agents as part of their commission in connection with this convertible note private placement. In accordance with an agreement with the placement agent, the number of shares were determined by converting the cost of services to common stock at $.70 per share. However, at the time of settlement, in accordance with generally accepted accounting principles, the company used the trading price of the stock, which ranged between $2.24 and $3.27 per share, to convert the liability. Since the Company initially recorded an expense of approximately $325,000 for these services, this settlement resulted in additional expense of $583,893. In addition this same placement agent was paid cash commission and fees of $68,300 during the three months ending September 30, 2008.

On September 26, 2008 the Company issued 50,400 shares of the Company’s common stock to a placement agent for settlement of a liability incurred in a prior period. In accordance with an agreement with this placement agent the number of shares was determined by converting the cost of the services to common stock at $.70 per share. However, in accordance with generally accepted accounting principles, the Company used the trading price of the stock on the settlement date, which was $2.50 per share, to record the expense related to this liability. Since $15,000 was recorded as expense in a previous period, this resulted in additional expense of $111,000 in the quarter ended September 30, 2008.

On September 30, 2008 the Company sold 25,000 shares of its common stock for $25,000. As part of this transaction, a warrant was issued to purchase an additional 12,500 shares of common stock at $.70. This warrant vested immediately and expires in 5 years.

During the fiscal quarter ended September 30, 2008, $1,598,232 of principal from the our short term convertible notes were converted into 1,598,232 shares of common stock and the related accrued interest of $37,368 was also converted into 37,368 shares of common stock.

Also, during the fiscal quarter ended September 30, 2008, three of our investors exercised their warrants utilizing a cashless option in their agreement, converting 585,142 warrants valued at $90,776 into 574,326 shares of the Company’s $0.001 par value common stock at an exercise price of $0.93.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants as of September 30, 2008:

	Outstanding			Outstanding
Exercise Price	Dec 31,2007	Issued	Exercised	Sept 30, 2008
$0.01	193,920	--	(40,000)	(1)153,920
$0.30	30,300	--	--	30,300
$0.50	101,000	--	--	(1) 101,000
$0.70	0	836,616	--	836,616
$0.93	896,429	6,810,716	(787,642)	6,919,503
$1.00	58,247	100,000	--	158,247
$2.40	132,310	--	--	(1) 132,310
	1,412,206	7,747,332	(827,642)	8,331,896

(1)
The chart above includes in the outstanding December 31, 2007 balance warrants to purchase BOOMj.com common stock. The BOOMj.com warrants to purchase common stock should have been exchanged for warrants of the Company. On June 28, 2008, the Company issued replacement warrants for the BOOMj.com warrants. The outstanding warrants as of September 30, 2008, therefore, include the warrants issued to replace the warrants previously issued by Boomj.com, Inc., which new warrants were issued at a rate of 2.02 shares of the Company common stock for each warrant share of BOOMj.com. The Company has reserved a sufficient number of shares of authorized common stock for issuance upon exercise of the outstanding warrants.

NOTE 10   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS (not described elsewhere)

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $5,615 and 40,069 for the three and nine months ended September 30, 2008 for interest. The Company had zero payments for income tax during the three and nine months ended September 30, 2008. As of September 30, 2008, prepaid loan fees included $973,013 (net of amortization) of debt related fees, which were paid by issuing common stock and warrants.

NOTE 11   GOING CONCERN

Cash and cash equivalents at September 30, 2008 were $28,209. Since we have had only limited operations thus far, the majority of our capital resources have been derived through the sale of debt and equity securities. No assurance can be made that we will have access to capital markets in the future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on our results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred a loss of $ 4,032,056 and $8,987,304 for the three and nine month period ended September 30, 2008, respectively. Our current liabilities exceeded our current assets by $2,885,736 at September 30, 2008 and negative cash flow from operating activities for the nine months ended September 30, 2008 was $5,590,315. These factors, and our inability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient funds on hand to fund our anticipated negative cash flow until we reach our projected break-even level of operations. We do not have any bank credit lines. Accordingly, we will have to obtain additional funding in the near future in order to continue our operations until our revenues are sufficient to fund our operating expenses. Although we have again re-commenced our on-line e-commerce business and now are again generating revenues from that line of our business, and we have recently implemented a new business line in local advertising (LocalAdLink), we do not anticipate that we will generate sufficient cash from operations to fund our working capital needs for at least another six months. Accordingly, we intend to continue to seek additional financing from various sources, including from the sale of debt or equity securities. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we do not obtain sufficient additional funds in the near future, we will have to suspend some of our operations, further scale down our current and proposed future operations or, if those actions are not sufficient, terminate our operations.

All of the convertible notes that we have issued recently in order to fund our working capital needs mature within the next 12 months. Accordingly, in addition to having to raise funds to continue to operate, we also will have to raise funds to repay these convertible notes (to the extent that such notes are not converted by the holders). As of September 30, 2008, the total amount of our short-term borrowings was $4,500,000. Most of the convertible notes that we issued are secured by a lien on certain of our assets and/or the assets of our subsidiary. Therefore, in the event that we fail to repay these secured promissory notes as they mature, we will be at risk of losing our assets through foreclosure of our assets. Accordingly, a default under the secured convertible notes could result in the loss of our assets and the termination of our operations.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing.

NOTE 12    SUBSEQUENT EVENTS

On October 9, 2008 the Company issued 5,000 shares of common stock to a vendor for computer software services valued at the trading price of the common stock.

On October 22, 2008 the Company sold 1,100 shares to a foreign investor for $1,108 also on this date, a Bridge loan investor converted $25,000 of principal from the final short term convertible note into 25,000 shares of common stock, and the related accrued interest of $904 was also converted into 904 shares of common stock in unrelated transactions.

On October 22, 2008 the company received $25,000 from an accredited investor as a 90 day zero coupon note in which $30,000 will be due in January 2009.

During October 2008 the Company sold to five (5) different investors, an aggregate of 150,000 shares of its common stock for $150,000. As part of these transactions, warrants were issued to the investors to purchase an additional 75,000 shares of common stock at $0.70. Also during this period of time the Company issued 90-day 12% notes to four (4) different investors for $130,000. As part of these transactions, warrants were issued to the investors to purchase an additional 130,000 shares of common stock at $0.70.

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

Description of Business

BOOMj, Inc. operates a website that targets persons in the demographic group commonly referred to as Baby Boomers and Generation Jones. On the Company’s Web site, www.BOOMj.com, users/members can create their very own personal profile for use on the Company’s state-of-the-art social network platform. These users/members can upload, watch and share their videos and other interesting information with like-minded Boomers and Generation Jones. The website provides entertainment news ranging from the latest movie reviews, fashions and diets to show times and ticket sales. Since the website also offers a variety of e-commerce product offerings, user/members of the website can buy leading brand name merchandise ranging from books and CD’s to electronics, featuring computers and flat panel screen TV’s. The Company’s product line typically consists of approximately 1.7 million SKUs. Baby Boomers and Generation Jones are able to shop online through the online store. Additionally, through BOOMj.com health network Boomers and Generation Jones have access to a collection of BOOMj.com owned and operated Web sites and multi-media affiliates providing timely and in-depth health, fitness nutrition information, personalized tools and resources to make the right health choices. BOOMj.com health network connects to a vast community of leading experts and people seeking to manage and improve their health and wellness. In September 2008, the Company commenced the operations of a new the web site known as LocalAdLink, which website the Company operates as a newly formed division of BOOMj, Inc. LocalAdLink is a local search and advertising platform that networks high volume websites to allow local advertisers to increase revenues and brand identity.

CORPORATE HISTORY AND PLAN OF OPERATIONS

Plan of Operations

This company, formerly known as Reel Estate Services Inc., was incorporated in Nevada as a development stage company on January 12, 2006 to create a web-based service that lists properties across the globe that are available for rental and/or use by film and television companies as filming locations. We never earned any revenue from our former Reel Estate Services internet site, and in September 2007 prior management terminated those operations.

On December 28, 2007 Reel Estate Services, Inc. acquired BoomJ.com, Inc. through a reorganization (the “Reorganization”) in which it issued 34,458,067 shares of common stock to the former shareholders of BoomJ.com, Inc. As a result of this Reorganization, the former shareholders of Boomj.com, Inc. acquired a majority ownership and control over Reel Estate Services, Inc.

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

Results of Operations

We reported a net loss of $4,032,056 and $8,987,304 for the three and nine months ended September 30, 2008 compared to net losses of $1,517,588 and $3,182,685 reported in 2007. As more fully explained in "Operating Expenses" below, the new losses in 2008 were principally attributable to increases in operating costs, interest from debt, the issuance of warrants, and to the delay in certain revenue generation activities.

Revenues

Our goal is to generate revenues from (i) the sale of various products to our website users (our e-commerce operations) and (ii) both national and local advertising fees. Revenue for the three and nine month period ended September 30, 2008 was $204,810 and $1,025,023 compared to $60,862 and $61,900 for the three and nine month period ended September 30, 2007. During the three month period ended March 31, 2008, we commenced implementing our on-line e-commerce operations and ramped up our operations based on the assumption that we would complete our $6,000,000 private placement of securities in January 2008. Our initial sales efforts resulted in over $761,000 of sales during the quarter ended March 31, 2008. However, we did not raise $6,000,000 from the sales of convertible promissory notes (we received $550,000 from the sale of these convertible promissory notes on February 8, 2008 and did not receive any further funding from that private placement during that period). As a result, because we did not receive the anticipated and budgeted funds, we were unable to pay our vendors for our on-line products and, therefore, were forced to cease most of our on-line e-commerce sales activities. As a result, sales decreased from $761,000 in the first fiscal quarter, to only $59,000 in the second fiscal quarter. During the third fiscal quarter, we raised $2,025,000 of additional funds and commenced our e-commerce operations again. Although the foregoing amount is not sufficient to operate our e-commerce business as planned, we were nevertheless able to generate $205,000 of e-commerce sales during the fiscal quarter ended September 30, 2008. At the end of September 2008, we launched our new local advertising operations (LocalAdLink). Revenues from this local advertising business began in the fourth quarter and, accordingly, are not reflected in the revenues for the period ended September 30, 2008. Now that we have resumed our e-commerce operations and began our local advertising business, we anticipate that our revenues will be significantly higher in future fiscal quarters. During the first three quarters of 2007, we were still establishing our on-line business and, accordingly, did not have significant revenues.

During the three and nine month period ended September 30, 2008, the cost of products sold was $165,630 and $1,050,113, respectively. This compares to $44,137 and $45,129 during the three and nine month period ended September 30, 2007. Since we generated much lower revenues during the same fiscal quarter last year, we incurred significantly lower cost of products sold in the 2007 period. Cost of products sold exceeded our revenues for the nine month period ending September 30, 2008 as part of our initial roll-out strategy for our new website and our e-commerce platform, along with the recognizing a provision for point reward system of approximately $19,957 during the second and third quarter. In order to introduce our new e-commerce business to users of our website, we lowered our gross margins to approximately 2% (significantly lower than the margin we expect to receive in the future) and offered free shipping as an inducement to new users.

Operating Expenses

Selling, general and administrative expenses (SG&A) for the three and nine month periods ended September 30, 2008 were $ $2,261,636 and$5,205,252, respectively. This is an increase of $1,320,545 and $3,188,017 in SG&A expenses from the $941,091 and $2,017,236 reported for the three and nine month period ended September 30, 2007 and is attributable to stock granted for settlement of debt of $963,822 in non cash expenses, advertising costs incurred in launching our website, increases in administrative, technical and marketing personnel and related payroll costs, and an increase in travel related costs. Revenues for the current fiscal year have not matched our expectations due to, among other factors, our lack of financing. Accordingly, in order to reduce our operating expenses, until our revenues increase to the levels we expect, effective as of October 2008, we have taken steps to reduce our SG&A expenses, including reducing our workforce by Fourteen (14) employees and asking our executive officers to accrue their salaries. In addition, we intend to significantly reduce our advertising expenses in the near term. Accordingly, in the short term, SG&A expeses are expected to be less than the expenses incurred in the last fiscal quarter. However, SG&A may increase again in the future as our operations continue to increase.

Professional fees for the three and nine month period ended September 30, 2008 were $495,219 and $1,244,527, respectively. This is a decrease of $57,181 in professional fees from the $552,400 for the three month period ended September, 2007 and an increase of $163,871 from the $1,080,656 reported for the nine month period ended September, 2007. The largest component of professional fees presented in the third quarter consists of services rendered for IT support services realized from one our vendors, along with legal and accounting fees associated with obtaining debt financing. The largest component last year of professional fees was due to the establishment of an advisory board and due to other consulting services to enhance our website marketing and contractual services infrastructure and the costs associated with outsourcing some of our marketing and promotional activities.

Depreciation expense for the three and nine month period ended September 30, 2008 was $47,762 and $134,343, respectively. This reflects an increase of $9,513 and $35,824 in depreciation expense from the $38,249 and $98,519 reported for the three and nine month period ended September 30, 2007. This increase in expense is attributable to the amortization of the asset additions.

Interest expense for the three and nine month period ended September 30, 2008 was$ 1,267,047 and $2,378,556, respectively, compared to $3,016 and $ 5,179 reported for the three and nine month period ended September 30, 2007. In addition, interest expenses also includes non-cash expenses related to the value of warrants issued to investors who invested in our convertible notes and discounts from beneficial conversion features. Our increase in interest expense is due to loan fees and loan discount amortization expenses of $1,125,548 and $2,018,131 related to our promissory notes for the three and nine month periods ended September 30, 2008.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2008 were $28,209. Since we have had only limited operations thus far, the majority of our capital resources have been derived through the sale of debt and equity securities. No assurance can be made that we will have access to capital markets in the future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on our results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred a loss of $ 4,032,056 and $8,987,304 for the three and nine month period ended September 30, 2008, respectively. Our current liabilities exceeded our current assets by $2,885,736 at September 30, 2008 and negative cash flow from operating activities for the nine months ended September 30, 2008 was $5,590,315. These factors, and our inability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient funds on hand to fund our anticipated negative cash flow until we reach our projected break-even level of operations. We do not have any bank credit lines. Accordingly, we will have to obtain additional funding in the near future in order to continue our operations until our revenues are sufficient to fund our operating expenses. Although we have again re-commenced our on-line e-commerce business and now are again generating revenues from that line of our business, and we have recently implemented a new business line in local advertising (LocalAdLink), we do not anticipate that we will generate sufficient cash from operations to fund our working capital needs for at least another six months. Accordingly, we intend to continue to seek additional financing from various sources, including from the sale of debt or equity securities. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we do not obtain sufficient additional funds in the near future, we will have to suspend some of our operations, further scale down our current and proposed future operations or, if those actions are not sufficient, terminate our operations.

All of the convertible notes that we have issued recently in order to fund our working capital needs mature within the next 12 months. Accordingly, in addition to having to raise funds to continue to operate, we also will have to raise funds to repay these convertible notes (to the extent that such notes are not converted by the holders). As of September 30, 2008, the total amount of our short-term borrowings was $4,500,000. Most of the convertible notes that we issued are secured by a lien on certain of our assets and/or the assets of our subsidiary. Therefore, in the event that we fail to repay these secured promissory notes as they mature, we will be at risk of losing our assets through foreclosure of our assets. Accordingly, a default under the secured convertible notes could result in the loss of our assets and the termination of our operations.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing.

Operating Activities

Net cash used in operating activities for the nine month period ended September 30, 2008 and 2007 was $5,590,315 and $2,039,633. This increase was mainly attributable to the use of cash in operations as we further established our business and operations.

Investing Activities

Net cash used in investing activities for the nine month period ended September 30, 2008 and 2007 was $121,882 and $130,586, respectively, representing cash expended for the purchase of computer and office equipment and expenditures related to Website development.

Financing Activities

Net cash provided by financing activities for the nine month period ended September 30, 2008 and 2007 was $5,629,159 and $2,154,470, respectively, due primarily to net cash received from the sale of debt securities of $5,733,232 and $270,000. We also received $530,927 from the issuance of common stock, and paid $25,000 to repay a short term bridge loan in January 2008, a $500,000 Secured Note in July 2008 and a promissory note of $110,000 in August 2008. During August 2008, the company paid off a zero coupon note to one of its investors of $110,000. In September 2008 the Company received $50,000 from an accredited investor as a 90 day zero coupon-note in which $55,000 will be due in December 2008.

As a result of the above activities, we experienced a net decrease in cash of $83,038 for the nine month period ended September 30, 2008. Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors through the sale of its securities.

Other

As of September 30, 2008 we had no long-term debt obligations, no capital lease obligations, no material long-term purchase obligations or other similar long-term liabilities. We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008.

Based upon their evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are not effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that the information is accumulated and communicated to our Chief Executive Office and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2008, there were no changes in our internal control over financial reporting (under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is presently involved in other litigation as part of its normal business process. Management does not have reason to believe that any of these lawsuits will have a material adverse impact on the Company.

Item 1A.  Risk Factors

There has been no material change in the Risk Factors set forth in the “Risk Factors” section of the Company’s Form 10-KSB for the year ended December 31, 2007, other than as set forth below:

We currently have outstanding $4,500,000 of short-term convertible promissory notes that are secured by a lien on all of this company’s assets. Accordingly, a default under the convertible promissory notes, or our inability to repay them when these notes become due, could result in the foreclosure of all of our assets and the termination of our business.

We currently have outstanding approximately $4,500,000 of short-term, secured notes that mature and must be repaid in full, both principal and interest, at various times between March 31, 2009 and July 31, 2009. Failure to make any payment as required under the convertible promissory notes could result in the acceleration of the convertible promissory notes and the foreclosure of our assets. If we are unable to repay the notes in full upon their maturity, or if we otherwise default under our obligations to the holders of those notes, the holders of the convertible promissory notes will have the right to foreclose on all of our assets, which would materially and adversely affect our ability to continue our operations and could terminate our existence. No assurance can be given that we will be able to make all payments as required or that we will be able to repay the convertible promissory notes.

We will need significant additional capital, which we may be unable to obtain.

We currently only have sufficient cash available to continue our current operations until November 30, 2008. Our capital requirements in connection with our expanding commercial operations have been, and will continue to be, significant. We need to obtain a significant amount of additional funds to fund our working capital needs, to continue to market our website, to offer a broader range of products on our e-commerce site, and to otherwise expand our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are not able to raise additional funds in the near future, we may have to severely reduce our operations or even terminate our business.

Item 2. Unregistered Sales of Equity Securities

On July 17, 2008 the Company issued 107,143 shares of the Company’s common stock, to one of our service providers in consideration of technical and administrative assistance for the Company’s ecommerce platform. This help includes desktop support, back office, system architecture, design and implementation. This resulted in additional non cash expense of $268,974. The issuance of securities is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering, or under Rule 506 of Regulation D promulgated under the Securities Act.

On August 22, 2008 the Company issued 327,126 shares of the Company’s common stock to one of our placement agents as part of their commission for assisting with a private placement to accredited investors. This resulted in additional non cash expense of $583,893. The issuance of securities is exempt from the registration requirements of the Securities Act, under Section 4(2) of the Act as transactions by an issuer not involving any public offering.

On September 26, 2008 the Company issued 50,400 shares of the Company’s common stock to a placement agent for settlement of a liability incurred in a prior period. In accordance with an agreement with this placement agent the number of shares was determined by converting the cost of the services to common stock at $.70 per share. However, in accordance with generally accepted accounting principles, the Company used the trading price of the stock on the settlement date, which was $2.50 per share, to settle this liability. Since $15,000 was recorded as expense in a previous period, this resulted in additional expense of $111,000 in the quarter ended September 30, 2008. The issuance of securities is exempt from the registration requirements of the Securities Act, under Section 4(2) of the Act as transactions by an issuer not involving any public offering.

On September 30, 2008 the Company sold 25,000 shares of its common stock and a warrant to purchase an additional 12,500 shares of common stock at $.70 per share, for $25,000 in cash. This resulted in additional non cash expense of $75,600. The issuance of securities is exempt from the registration requirements of the Securities Act, under Section 4(2) of the Act as transactions by an issuer not involving any public offering.

During the fiscal quarter ending September 30, 2008, the Company issued 408,338 shares of its common stock for $412,394 to foreign investors. This issuance was exempt from registration based on an exemption provided by Section 4(2) of the Securities Act or Regulation S thereunder.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2008.

By:	/s/ Robert J. McNulty
Robert J. McNulty, Chief Executive Officer

By:	/s/ Mark V. Noffke
Mark V. Noffke, Chief Financial Officer

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and the dates indicated.