Form 10-K
period 2008-12-31
Beyond Commerce
filed 2009-04-03
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 000-52490

Beyond Commerce, Inc.
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
Common Stock $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐ Yes  ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $48,987,860.

As of March 30, 2009 there were outstanding 41,355,753 of the registrant’s common stock.

BEYOND COMMERCE, INC.
FORM 10-K FOR THE YEAR ENDED
December 31, 2008

Table of Contents

- i -

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “the Company” and “the Registrant” refer to Beyond Commerce, Inc., a Nevada corporation formerly known as Boomj, Inc. and Reel Estate Services, Inc., and, unless the context indicates otherwise, also include our two wholly-owned subsidiaries, Boomj.com, Inc., a Nevada corporation, and LocalAdLink, Inc., a Nevada corporation.

“Safe Harbor” Statement

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the ”SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including the forward-looking statements made in this Annual Report, as well as those made in our other filings with the SEC.

All statements in this Annual Report, including under the captions “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact are forward-looking statements for purposes of these provisions, including statements of our current views with respect to our business strategy, business plan and research and development activities, our future financial results, and other future events.  These statements include forward-looking statements both with respect to us, specifically, and the Internet and on-line e-commerce industries, in general.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate.  Please consider our forward-looking statements in light of those risks as you read this Annual Report.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Beyond Commerce, Inc., formerly known as BoomJ, Inc. (the “Company”), is an Internet company that has three interrelated business models aimed at generating revenues primarily from website advertising and E-commerce transactions.  Our initial business was BOOMj, www.BOOMj.com, the leading niche portal and social networking site for Baby Boomers and Generation Jones.  Our Boomj.com website provides social, political, financial, and lifestyle content to the Baby Boomer/Generation Jones target audience as a platform for our advertising and E-commerce businesses. Our LocalAdLink subsidiary operates a website, www.LocalAdLink.com, and a local search directory and advertising network that brings local advertising to geo-targeted consumers.  We are currently releasing i-SUPPLY, www.i-SUPPLY.com, a retail storefront that offers easy to use, fully customizable E-commerce services, and revenue solutions for any third party Website large or small, and hosts local ads, providing extensive reach for our proprietary advertising partner network platform.

History of the Company

This company, formerly known as Reel Estate Services, Inc. (“RES”), was incorporated in Nevada on January 12, 2006.  As of December 28, 2007, RES was a public shell company, defined by the Securities and Exchange Commission as an inactive, publicly quoted company with nominal assets and liabilities.

On December 28, 2007, RES entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), with Time Lending Sub, Inc., a newly-formed Nevada corporation (hereinafter “RES Sub”), and Linda Rutter, the owner of 1,500,000 shares of RES Common Stock and the sole Director and officer of RES, and BOOMj.com, Inc., a Nevada corporation (“BOOMj.com”), pursuant to which RES Sub agreed to merge with and into BOOMj.com (the “Merger”).  In connection with the Merger, RES agreed to issue its shares of common stock, at a rate of 2.02 shares of RES common stock for each share of BOOMj.com common stock, in exchange for all of the issued and outstanding stock of BOOMj.com.

In addition, prior to the Merger, RES agreed to cancel 1,500,000 shares (which were held by Linda Rutter) of the 3,150,000 issued and outstanding shares of RES. The cancellation was performed in two tranches: In exchange for $125,000 paid at the closing of the Merger, 750,000 shares of RES Common Stock were cancelled; the remaining 750,000 shares were cancelled upon payment to Ms. Rutter of $125,000 on January 31, 2008. All share amounts presented in these financial statements, unless otherwise noted, reflect the foregoing recapitalization.

Upon the closing of the Merger, Linda Rutter received a five-year warrant to purchase 825,000 shares of the Company’s Common Stock at an exercise price of $0.93 per share.

Prior to the Merger, BOOMj.com had 17,058,448 shares of common stock (“BOOM Common Stock”) outstanding, which were exchanged for 34,458,067 shares of RES Common Stock through RES Sub.  All warrants that were issued by BOOMj.com prior to the Merger remained outstanding as of December 31, 2007. However, pursuant to the terms of those warrants, the warrants were subsequently exchanged for warrants to purchase the Company’s common stock.  The exchange of the warrants was completed during the fiscal quarter ended June 30, 2008.

Subsequent to the Merger, RES changed its name to BoomJ, Inc.

In the Reorganization Agreement, concurrent with the closing of the Merger, (a) all current officers of RES resigned from their positions with RES and (b) BOOMj.com’s officers were appointed by the then existing members of the Board of Directors of RES to replace the former RES officers, and (c) the members of the RES board of directors appointed the members of BOOMj.com’s current board of directors of the Company and thereafter resigned.

RES is the legal acquirer of BOOMj.com.  However, since RES was a public shell company with a nominal amount of net assets, the Merger has been treated as a recapitalization of BOOMj.com and an acquisition of the assets and liabilities of RES by BOOMj.com.  Although RES was the legal acquirer in the Merger, BOOMj.com was the accounting acquirer since its shareholders ended up owning a majority of the outstanding common shares of RES. Therefore, at the date of the Merger the historical financial statements of BOOMj.com became those of RES for the period prior to the Merger. Subsequent to the Merger, the consolidated financial statements include both entities. Unless otherwise specified, all references to the Company prior to the Merger refer to BOOMj.com, and all references to the Company after the Merger refer to Beyond Commerce, Inc. (formerly BOOMj, Inc.) and its subsidiaries on a consolidated basis.

In December 2008, the Company changed its name from BoomJ, Inc. to Beyond Commerce, Inc. to more accurately reflect the new structure of the Company consisting of three operating divisions: i-SUPPLY, LocalAdLink, and BOOMj.com.

The Company currently maintains its corporate office in Henderson, Nevada, and has its LocalAdLink customer service department located in Irvine, California.

Our Three Businesses

Our three business divisions are (i) BOOMj.com, (ii) LocalAdLink, and (iii) i-SUPPLY.

BOOMj.com

Our Boomj.com, Inc. subsidiary operates www.BOOMj.com , the leading online community for Baby Boomers and Generation Jones.  “Baby Boomer” is a term used to describe a person who was born during the Post-World War II baby boom between 1946 and 1964, while “Generation Jones” is a term generally used to describe people born between the years 1954 and 1965.  www.BOOMj.com delivers content that meets the interests, passions and needs of our members with easy to use social-networking and shopping tools.  The BOOMj website contains advertising from both national and local advertisers.  In addition, it contains a store that permits users to purchase over 1.8 million products.

We believe that the BOOMj website currently is the most visited Baby Boomer social network on the Web and one of the top 50 global social networks.  This website currently has over 80,000 active members.

Social Networking Site

www.BOOMj.com principally is a social networking site that allows members to network with their friends, family and colleagues for free.  Users need to be registered www.BOOMj.com members to utilize any of the social networking tools.  Every member on www.BOOMj.com creates a member profile that allows the users to share their interests, beliefs, hobbies, education, marital status, birthday or any other information that they wish to tell the community about.  These profiles can consist of a personal profile, a business profile or both.  Members can also post their photos or videos and choose to share them with selected members or the entire community. Our easy-to-use suite of tools allows BOOMj members to upload pictures of their families, pets or their most recent trip. Members can also share home videos or their favorite videos from popular video sites like Google Video and YouTube.  Members are encouraged to invite friends who have not yet joined BOOMj to sign up, search for friends already enrolled, or browse through our entire network of members by specific criteria (i.e. location, marital status, interests, etc.).

www.BOOMj.com’s internal messaging and commenting features allow Boomers to exchange information.  Our members can send public comments to any of their friends by simply visiting their profile pages. If they prefer to write private messages they can easily utilize our internal messaging system to send notes to their friends in the community.

The BOOMj blog network lets our members write journal entries on any topic. The blogs are organized in the BOOMj Blog Directory and if members wish to share their thoughts each entry can be populated within their profile. To date, this exciting feature has been a launching board for all types of discussions and connections.

BOOMj members also have the opportunity to create and join groups and organizations. Our groups can be as broad or as specific as the member who creates them wants - allowing members with similar interests to congregate and discuss the issues and activities that are most important to them. BOOMj members can also engage any of our not for profit organization partners, that are comprised of leading charities and affinity groups, to share their thoughts, join or contribute dollars and services.

The BOOMj Events and Bulletin Board lets members share information on events that they plan to attend or are putting on themselves. This provides our members with a stepping stone to the “real world,” and lets them notify the community about a host of different activities.

The site also provides members with access to an assortment of online games, such as Brain Games and Sudoku, as well as multi-player that allow our members to interact in real time with other members.

BOOMj Content

The BOOMj website provides our members with the relevant and targeted content surrounding the issues that are important to them through two primary sources - our BOOMj Expert Network and Tribune Media Services.  Every article that appears on www.BOOMj.com, whether it is written by one of our in house experts or Wolfgang Puck, has been outfitted with an assortment of social networking tools – driving related product sales, targeted advertising and allowing the Boomer and Joneser generations to interact.

The BOOMj Expert Network is comprised of over sixty leading authors and experts in categories ranging from Retirement & Financial Planning to Fitness and Health.  BOOMj Experts offer customized content, advice and insight on topics that are important to our members.  Each expert is also a member of the BOOMj community, which allows members to interact and converse with leading Boomer experts.

We have established an exclusive relationship with Tribune Media Services in order to provide the best in current events, health and lifestyle related content to our members. This allows us to publish content from a broad array of sources including the LA Times, US News and World Report and Chicago Tribune. This relationship also enables us to have complete access to content from celebrity personalities such as Andy Rooney, Wolfgang Puck, Mitch Albom, and many more.

Social Shopping

The BOOMj website also provides the website visitors with an on-line store (the BOOMj Store) from which they can purchase over 1.8 million brand name products at affordable prices. The store is available to both our members and the general public and offers best selling products in 13 major categories: Beauty products, books, boutique stores, camera and photo products, computers, DVDs, electronics, garden and patio products, kitchen appliances and products, music, office supplies, pet products and supplies, and wellness products.  The on-line store leverages current social shopping trends and allows members to interact during the shopping experience by posting reviews and feedback on products in the BOOMj Store.  Products can also be tagged and stored with popular social bookmarking sites such as Del.icio.us or pushed to other social media channels such as Twitter.  We integrate E-commerce into the social network by creating brand and product profiles within the network allowing members to become “friends with their favorite products” – this gives us opportunities to target very specific niche segments.

We also integrate commerce and community with content. Within our health and lifestyle channels, we have articles, commentaries and news about specific topics. Throughout these channels we feature related products and services available in the store (through our contextual E-commerce widgets) and with a click-to-buy option on the same page.

Members can earn and accrue reward points for all of their activity on the site. These BOOMj Reward Points are redeemable as discounts towards purchases in the BOOMj store and are a valuable tool for increasing our brand loyalty.

Revenue Sources

We generate revenue from our BOOMj website from advertising by both national and local advertisers.  In addition, we also receive a small percentage of the purchase price of products purchased through our BOOMj Store.

LocalAdLink

LocalAdLink is an online advertising service that enables local businesses to reach local customers. The public Web site wwwLocalAdLink.com is a local search directory and acts as the central hub for the LocalAdLink technology. When a customer visits LocalAdLink.com, our proprietary geo-targeting technology identifies their location and serves up local businesses in their zip code. Once here, a customer can perform additional searches for local businesses and services across a complete selection of categories and get the information they require.

When a business owner partners with LocalAdLink, the local business receives a suite of easy-to-use tools that allows it to completely manage its business listing and advertisements on its own website.  Depending on the service level selected, a business owner can add and manage all of the information it wishes to display, including contact information, such as name, address, phone number and driving directions.  LocalAdLink.com also provides business owners with the ability to easily create discount coupons, add multiple photos to an image gallery and upload videos.  All of the management tools have been designed to be intuitive, so that business owners with little or no technology experience can effectively manage their business listings.

The LocalAdLink service also incorporates an Advertising Network. The business listings that are created on LocalAdLink.com are also populated through both owned and operated Web sites and third party affiliates. Using proprietary geo-targeting technology, the owned and operated Web sites display business listings targeted to the user's zip code, thus providing more qualified customers. Our partner Web sites include photography.com, tarot.com, davesgarden.com, cnn.com, facebook.com, myspace.com.

LocalAdLink has partnered with over 100 Search Engines, such as Google, Yahoo and MSN, allowing local business owners to be displayed in searches targeted to the zip code of the local business.

We generate revenues from LocalAdLink by charging the business users a monthly fee.  We have engaged over 30,000 independent sales representatives who sell local advertising to their local business customers.  We share the advertising revenues that we receive through these representatives with the representatives that generated the customer.

i-SUPPLY

Our i-SUPPLY division specializes in providing state of the art E-commerce tools and solutions for high traffic Web sites.  The i-SUPPLY widget store will allow any Web site that is operated by a third party to use our storefront tool to monetize visitors of their website by simply cutting and pasting a few lines of code to instantly create a storefront on their site. Using the i-SUPPLY tool, participating Web sites will be able to offer 1.8 million brand name products on their own website and will be able to customize the look and feel of their storefront.  i-SUPPLY creates a value-add to these owners by handling product selection, pricing, customer support, billing and shipping for any sales generated by its widget.   In March 2009, we launched the beta version of the i-SUPPLY storefront tool.  An advance version of the storefront tool with additional functionality and features is scheduled to be released during the second quarter of 2009.

i-SUPPLY offers E-commerce solutions that combine the best features of today’s hottest online storefronts with social shopping platforms, offering users of i-SUPPLY highly valuable technology, products and information to monetize their traffic.  For example, a third party site dedicated to a specific interest (such as photograph, gardening, electronics, etc.) can now use the i-SUPPLY storefront to offer a store on that site that offers thousands of products related to that interest (such as photo equipment, gardening tools, or electronic products).  Users of the tool will be able to generate sales from their website without having to set up and operate a store.

The core of i-SUPPLY is our proprietary Widget store technology. This technology allows users to instantly create a store that is hosted on their platform by simply copying and pasting a few lines of code into a blank page on their site. This means that third party websites will retain traffic and be able to record statistics through our innovative live reporting and sales tools. This unique service allows any Web site to integrate customizable Web stores with tailored assortments of products from over 1.8 million brand names. i-SUPPLY’s  team completely manages all backend fulfillment issues following a sale of any of the products, including shipping, customer service, returns, and refunds.

To date, only the beta version of the i-SUPPLY product has been launched.  However, users of the storefront include websites such as NameMedia, operator of over 2 million unique domain names (Tarot.com, Photography.com and Davesgarden.com); Rackspace Hosting, 70,000 client base; Mosso Cloud Storage, 100,000 Domains; Wpromote, 17,000 clients; and UVU Networks.

i-SUPPLY provides us with a business model that produces a revenue stream generated through product sales on third party websites.  In addition, the third party storefronts are built with customized advertising space dedicated to local advertising.  This remnant ad inventory is filled by our LocalAdLink division, thereby providing our other division with the ability to extend its advertising reach to the hundreds of thousands of Web properties who use the i-SUPPLY platform.

Competition

BOOMj.com social network has intense competition in the social network and niche community space.  Many internet users belong to more than one social network and divide their time between those networks. We expect this competition to continue to increase as new social networking sites open.  As a result, we face formidable competition in every aspect of our social networking business, and particularly from other companies that seek to connect people with information and entertainment on the Web.  Competitors include Eons.com, TeeBeeDee.com, AARP.com, Facebook.com, Myspace.com, Boomergirl.com and Boomer411.com.  In addition, we will continue to compete with large portals like Yahoo.com, MSN.com, Aol.com and professional social communities like LinkedIn and Plaxo. We also expect competition from traditional magazine and newspaper publishers, as they begin to integrate social networking features into their current digital properties.

BOOMj.com media and advertising competes for both the national and local advertisers.  While advertising on the Web continues to grow, so does the competition for the national and local advertising dollars.  Large web advertisers, such as Google and Yahoo, dominate major advertising.  In order to avoid head-to-head competition with these larger competitors, we are trying to foster both agency and direct brand relationships while still offering competitive and unique advertising and sponsorship packages.  In addition, we will also be competing for advertising revenues with other E-commerce companies, with general purpose consumer online services such as America Online and Microsoft Network, with websites that target specific markets in which we also provide content (such as, for example, business and financial needs that are served by TheStreet.com and Motley Fool and other web “portal” companies, such as Excite, Infoseek, Yahoo! and Lycos).

LocalAdLink.com is our consumer-facing local search directory and competes directly with Yellowpages.com, ZipWeb.com and Superpages.com, some of whom have a substantial head start and brand awareness.  We believe that by creating a expansive independent sales force to directly sell ads to local businesses, we are able to offset some of the financial and other advantages of our larger competitors in the local advertising marketplace. The LocalAdLink Advertising Network is not in direct competition with the above-mentioned directories and no other local search company offers this solution; there is some overlap with Google but rather than compete, we work directly with Google to enhance our offering.  Also, while there are several competitors who offer a part of the LocalAdLink solution, but to our knowledge there are none that offer package of both local business tools and local advertising, which we believe gives LocalAdLink an advantage.

We believe that i-SUPPLY provides unique value for third party websites that use our storefront.  However other large E-commerce platforms, such as Amazon.com and Buy.com may be able to create similar opportunities.  Our i-SUPPLY product offering competes against other E-commerce stores and against traditional brick and mortar retailers that have the advantage of the brand awareness inherent with their brick and mortar presence.  In today’s economic climate brick and mortar retailers are expanding their sales outreach, not by adding physical locations, but by investing in the E-commerce strategy.

Marketing Strategy

Our LocalAdLink strategy uses independent sales agents, also called ‘brand builders’ and are located throughout the country.  The independent agents solicit ads from local businesses for regional online advertising.  Our domain name “www.localadlink.com” is included in all promotional materials used by the sales agents.

Our Boomj.com strategy uses a phased-in marketing approach that begins with collecting data about each of our members. We then target relevant profile groups based on answers to questions about their interests concerning participation in social, financial, political, health and travel communities.

Our i-SUPPLY marketing strategy includes an email marketing campaign, free trips to Hawaii and Las Vegas and free name brand electronics such as Sony LCD televisions, Casio digital cameras, Apple iPods and Microsoft’s Zune player.

Our offline marketing strategy involves advertising through print media, television, radio and trade shows. Our domain name “www.boomj.com” will be included in all of our radio and or TV advertising we do. We plan to attend and exhibit at selected tradeshows to gain exposure and market share.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet, including laws and regulations relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights.  In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could harm our business. Likewise, a range of other laws and new interpretations of existing laws could have an impact on our business. For example, in the U.S. the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights or other rights. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

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

Intellectual Property

Our trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. We believe that we own the trademarks to “boomj,”  “boomj.com,” “localadlink,” “localadlink.com,” “iSUPPLY”  and “i-SUPPLY.com.”  We intend to register these and possibly other trademarks. We hold the Internet domain names www.boomj.com, www.boomj.net , www.boomj.org, www.beyondcommerce.com, www.localadlink.com, www.localadlink.net, and www.i-supply.com.  We also hold the Internet domain names www.myboomj.com, myboomj.net, and myboomj.org. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org,” or with a country designation.

Employees

As of December 31, 2008 we had 43 full-time employees, including our four executive officers. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS.

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below before deciding to invest in or maintain your investment in our company.  The risks described below are not intended to be an all-inclusive list of all of the potential risks relating to an investment in our securities.  If any of the following or other risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially and adversely affected.

Risks Related to Our Business and Industry

We have a limited operating history upon which an evaluation of our prospects can be made. For that reason, it is difficult to judge our prospects.

The Company has a limited operating history as a result, investors do not have access to the same type of information in assessing their proposed investment as would be available to investors in a company with a history of prior operations.  Although we have operated our Boomj.com  website for the past two years, because of our lack of funding we have not been able to maintain vendor credit lines with the suppliers of our on-line products.  As a result, we have not been able to maintain and generate sales through the on-line store on our BOOMJ.com website.  In addition, our LocalAdLink product was introduced only a few months ago, and the formal launch of the fully functional i-SUPPLY storefront will occur in the second quarter of 2009.  Accordingly, to date, we have operated as an early stage company that is developing and now introducing its business.  As a developing new company, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with commencing new operations, including capital requirements and management’s potential underestimation of initial and ongoing costs. We also face the risk that we not be able to effectively implement our business plan or successfully roll out new products.  If we are not effective in addressing these risks, we may not develop a viable business or may not operate profitably.  We expect to incur operating losses for the near future, and there can be no assurance that we will be able to generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability.

We have had operating losses since formation and expect to incur net losses for the near term.

We reported net losses of $12,857,990 and $4,785,000 for the fiscal years ended December 31, 2008 and 2007, respectively.  Although we generate revenues (we generated $1,843,231 in 2008 and have already generated over $5,000,000 during the first two months of 2009), our revenues and gross profits currently are not sufficient to cover our operating expenses.  Although we currently anticipate that our sales will significantly increase in 2009 compared to prior years, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from advertising and product sales.   We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.

We will need significant additional capital, which we may be unable to obtain.

We currently do not have sufficient cash available to fund our working capital needs.  In addition, we do not generate sufficient cash from operations to fund our operating expenses, nor do we have any credit facilities available to us from which we can fund our operating deficits.  Our capital requirements in connection with our commercial operations have been and will continue to be significant.  Also, we have to date funded many of our operating expenses from short-term loans, of which over $4,750,500 will mature by September 30, 2009.  Accordingly, we will need to obtain a significant amount of additional capital (from operations or from investors) to continue to fund our operating expenses and to repay our currently outstanding obligations.  However, in order to generate more sales from our E-commerce stores, we need to obtain additional from our vendor credit lines with the suppliers of the products that we sell.  Because of our current financial position, we have not received the amount of vendor credit that we need to generate significant sales from our E-commerce sales.  We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing.  Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing security-holders.  The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would result in a total loss to all of our equity investor and a significant loss to our promissory note holders.

We currently have outstanding potentially convertible promissory notes that are secured by a lien on all of this company’s assets. Accordingly, a default under the convertible promissory notes could result in the foreclosure of all of our assets and the termination of our business.

We initially issued $4,280,000 (of which $4,075,000 is still outstanding) of convertible promissory notes that are secured by a first priority security interest on all of our assets. Of those notes, $2,100,000 were scheduled to mature on March 31, 2009.   The holders of those notes have, however, have extended the maturity date of those notes to July 31, 2009.  As a result of this extension, all $4,075,000 of the notes now mature and must be repaid in full, both principal and interest, on July 31, 2009.  Failure to make any payment as required under the convertible promissory notes could result in the acceleration of the convertible promissory notes and the foreclosure of our assets. If we are unable to repay the notes in full upon their maturity, or if we otherwise default under our obligations to the holders of those notes, the holders of the convertible promissory notes will have the right to foreclose on all of our assets, which would materially and adversely affect our ability to continue our operations and could terminate our existence. No assurance can be given that we will be able to make all payments as required or that we will be able to repay the convertible promissory notes.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

There is no guarantee that our strategy for developing our three Internet platforms and websites will be successful or that if successfully developed, will result in this company becoming profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue that may cause the value of Beyond Commerce, Inc. to decrease, thereby potentially causing our stockholders to lose their investment.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If our business and markets grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. We recently launched our new LocalAdLink suite of products and are launching our i-SUPPLY business.  These new products and businesses will require additional resources and personnel.  We may face challenges in managing these and other expanding product and service offerings and in integrating these businesses with our other website operations. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations, restrain the potential growth of the two new businesses, and cause administrative inefficiencies.

We may be unable to successfully execute all of our identified business opportunities, or other business opportunities that we determine to pursue.

We currently have a limited resources with which to fully develop our three existing businesses opportunities.  Our ability to successfully develop our existing, and possible future, business opportunities will depend on one or more of the following factors:

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

Our businesses depend, to a large extent, on the development of strong brands, and if we do not develop and enhance our brand, our ability to attract and retain subscribers and customers may be impaired and our business and operating results may be harmed.

We believe that our brands are a critical part of our business. Developing and enhancing our brand may require us to make substantial investments with no assurance that these investments will be successful. If we fail to promote and develop the “I-Supply” or “BOOMJ.com’’ or “LocalAdLink.com” brands, or if we incur significant expenses in this effort, our business, prospects, operating results and financial condition may be harmed. We anticipate that developing, maintaining and enhancing our brands will become increasingly important, difficult and expensive.

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

Traffic Levels on our BOOMj.com website and other websites can fluctuate, which could materially adversely affect our business.

Traffic levels to our websites can fluctuate significantly as a result of social, political and financial news events. The demand for advertising, cross promotion and subscriptions on the Company’s Websites as well as on the Internet in general can cause changes in rates paid for Internet advertising.  Fluctuating levels of visitors to our websites and to websites for which we provide LocalAdLink and i-SUPPLY services, could harm our ability marketing or advertising agreements, will result in lower sales and advertising revenues, and could raise our budgeted marketing and advertising costs.

Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our products and services.

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interfere with the Internet products that we provide.  These applications attempt to change our users’ internet experience or may interfere with the operation and functionality of our web products.  Malicious interference often occurs without disclosure to or consent from users, resulting in a negative experience that users and customers may associate with our company’s products and services.  These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. In addition, we offer a number of products and services that our users download to their computers or that they rely on to store information and transmit information to others over the internet. These products and services are subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks. The ability to reach users and provide them with a superior experience is critical to our success.  If our efforts to combat these malicious applications are unsuccessful, or if our products and services have actual or perceived vulnerabilities, our reputation may be harmed and our user traffic could decline, which would damage our business.

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

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information and entertainment on the web. Such competitors include seniorjournal.com boomerwomenspeak.com, aginghipsters.com, 50Plus.com, generationjones.com, Eons.com, AARP, YouTube, My Space, Craig’s List, Evite, Shutterfly, Facebook and YellowPages.com.

In addition, we will be competing with other Internet companies, such as E-commerce companies, general purpose consumer online services, such as America Online and Microsoft Network; online services or Websites targeting business and financial needs, such as TheStreet.com and Motley Fool; and other web “portal” companies, such as Excite, Infoseek, Yahoo! and Lycos.

Many of our competitors, particularly those in the advertising marketplace, have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. They may have a greater ability to attract and retain users than we do because they operate internet portals with a broad range of content products and services. If our competitors are successful in providing similar or better web sites, more relevant advertisements or in leveraging their platforms or products to make their web services easier to access, we could experience a significant decline in user traffic or in the size of our network. Any such decline could negatively affect our revenues.

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

Our business model depends on increasing demand for our content and e-commerce initiatives from the Baby Boomers and the Generation Jones, as well as the advertising revenue from small businesses. This in turn depends on this demographic continuing to increase their use of the Internet for obtaining information pertaining to social, political, financial and lifestyle events, research and conducting commercial transactions. There can be no assurance that such growth will continue, or that our services will be accepted by this demographic. If such growth and acceptance does not occur, our business will be materially adversely affected.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively

The success of this company depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Robert J. McNulty, Chairman &, Chief Executive Officer, Mr. Mark V. Noffke, Executive Vice President and Chief Financial Officer, and Ms. Wendy Borow-Johnson, President of Brand Management.  There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of Messrs. McNulty, Noffke, and or Ms. Borow-Johnson and other key personnel could have a material adverse effect on our business and future prospects. At the present time, we have no employment agreements  and no key person insurance policies in place for any of the above referenced individuals. In order to support our business plan, we will be required to recruit effectively, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a material adverse effect on our business.

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

If a more active market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically which could negatively impact your investment in our common stock.

There is only a limited market for our common stock and a viable market for our common stock may never develop further.  If a more active market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control including:

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;

•	general economic slowdowns;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	fluctuations in stock market prices and volumes;

•	concern by potential investors that the large number of shares of common stock which may be sold pursuant to this prospectus may have a downward effect upon the market price of the stock; and

•	the occurrence of any of the risks described in this report.

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

Our common stock is subject to regulations of the SEC relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on any market of the NASDAQ Stock Market that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for your common stock and could limit your ability to sell your securities in the secondary market.

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

Our management and directors, together with their family members, may control a sufficient number of shares of our common stock to be able to prevent a change in control.

Mr. Robert J. McNulty, our Chairman and Chief Executive Officer, Ms. Wendy Borow-Johnson, our President, Brand Management, Mr. Mark V. Noffke, our Executive Vice President of Finance and CFO, and Mr. Murray Williams one of our directors collectively beneficially own approximately 8.1% of the outstanding shares of our Common Stock.  However, approximately 41.1% of our issued and outstanding stock is held by Linlithgow Holdings LLC, an entity owned and controlled by the immediate family members of Mr. Robert J. McNulty. Mr. McNulty is not a member or manager of Linlithgow Holdings LLC and he disclaims any beneficial interests in these shares. Mr. McNulty does not exercise any voting rights in respect of these shares nor does he have any right to dispose of these shares.  Nevertheless, Linlithgow Holdings LLC could resist any change of control that would remove Mr. McNulty or any of the other officers or directors and, together with Mr. McNulty, Ms. Johnson, Mr. Noffke and Mr. Williams if they act in concert, can exercise substantial influence over our business by virtue of their voting power with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing a change in control of this company.

Substantial sales of our common stock could cause our common stock price to fall.

Currently, approximately 19,601,139  shares of our currently outstanding common stock and another 9,411,429 shares of our common stock issuable upon conversion of currently outstanding convertible promissory notes are eligible to be sold pursuant to Rule 144.  The sale of these shares, or even the possibility that substantial amounts of these shares of our common stock may be sold in the public market, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

Our executive offices are located at 9029 South Pecos, Suite 2800, Henderson, Nevada 89074, consist of 4,560 square feet and are leased at a monthly rate of $11,674 until December 31, 2011. We also have an office in Irvine, California. This office consists of 2,024 square feet of space and is leased at a monthly rate of $2,950.  In February 2009 we amended this lease, effective March 16, 2009, to extend the lease term until January 31, 2009 and to lease, at a monthly rate of $11,441, 5,634 square feet of additional office space that is adjacent to the current Henderson, Nevada office.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.  From time to time, the Company is a party to various legal matters in the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On January 15, 2008 our common stock began trading on the OTC Bulletin Board under the symbol “RLET”. On January 31, 2008 our trading symbol changed to “BOMJ.”  Subsequently on February 23, 2009 our stock symbol changed in conjunction with our name change to “BYOC.”

As of December 31, 2008 there were 246 record holders of our common stock, not including any persons who hold their stock in “street name.”

As of December 31, 2008 we had 40,936,143 outstanding shares of common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. There was no active trading market in our common stock until after our acquisition of Boomj.com, Inc. in the Merger, and virtually no trades were recorded during the fiscal year ended December 31, 2007.

	High	Low
Year ended December 31, 2008
First Quarter	$2.75	$1.05
Second Quarter	$3.25	$1.86
Third Quarter	$3.30	$2.50
Fourth Quarter	$2.55	$0.55

The last reported sales price of our common stock on the OTC Bulletin Board on March 30, 2009 was $0.51 per share.

Dividends and Dividend Policy

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Repurchase of Securities

We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year ended December 31, 2008.

Recent Sales of Unregistered Securities

On October 9, 2008 the Company issued 5,000 shares of common stock to a vendor for computer software services valued at the trading price of the common stock.  On October 22, 2008 the Company sold 1,100 shares to a foreign investor for $1,108.  During October 2008 the Company sold to five qualified investors, an aggregate of 155,000 shares of its common stock for $155,000. As part of these transactions, warrants were issued to the investors to purchase an additional 77,500 shares of common stock at $0.70.  In December 2008 the Company sold an aggregate of 25,000 shares of its common stock for $25,000 to four qualified investors. As part of these transactions, warrants were issued to the investors to purchase an additional 25,000 shares of common stock at $1.00.    The issuance of  the foregoing securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering, or under Rule 506 of Regulation D promulgated under the Securities Act.

On October 22, 2008, a $25,000 short term convertible note was converted into 25,000 shares of common stock and the related accrued interest of $904 was also converted into 904 shares of common stock.

Since the adoption of 2008 Equity Incentive Plan in September 2008, we have granted a total of 690,000 options at a strike price of $0.70-$1.50 per share to 21 of our employees.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2008, regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our security holders:	—	—	—

Equity compensation plans not approved by our security holders:
2008 Equity Incentive Plan(1)	1,114,320	$0.89	2,385,680

Total	1,114,320	$0.89	2,385,680

(1)
Our board of directors adopted this plan in September 2008.  The plan will be submitted for approval by our stockholders at our 2009 Annual Meeting of stockholders.  In the meantime, we may make awards under the plan, whose effectiveness is conditioned upon obtaining stockholder approval.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Overview

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

On December 28, 2007 Reel Estate Services, Inc. acquired BoomJ.com, Inc. through a triangular merger (the “Merger”) in which it issued 34,458,067 shares of common stock to the former shareholders of BoomJ.com, Inc.

The goal of this company is to generate revenues primarily from website advertising and E-commerce transactions.  Although we did not generate significant revenues and had a substantial loss in 2008, that year established the three platforms from which we expect to generate significant revenues in 2009.  Throughout 2008, we operated BOOMj, www.BOOMj.com, the leading niche portal and social networking site for Baby Boomers and Generation Jones.  Revenues from this website were derived from advertising sales and E-commerce transactions effected through the on-line store on that website.  Our LocalAdLink subsidiary operates a website, www.LocalAdLink.com,  and a local search directory and advertising network that brings local advertising to geo-targeted consumers.  We started to generate revenues from sales of local advertising through LocalAdLink after that product was released in October 2008.  Our third revenues source, i-SUPPLY, www.i-SUPPLY.com, a retail storefront for any third party Websites was not commercially released in 2008 and did not generate any revenues (i-SUPPLY was released in March 2009).  A major component of our business strategy in 2008 was to maximize revenues from E-commerce sales made through our BOOMj Store.  In order to be able to offer and sell products through that website, we needed to obtain credit from the vendors of the products offered on the website.   Because of our weak financial condition in 2008, we did not receive the amount of credit from vendors that we needed and, as a result, we were not able to effectively operate the BOOMj Store (in fact, the BOOMj Store had limited operations during the later part of 2008).  LocalAdLink contributed to our 2008 revenues, but since it was not available until the last two months of the year, the amount of LocalAdLink revenues was limited.  Based on our recent results and the release of i-SUPPLY, we currently anticipate that (i) we will generate more sales from our BOOMj Store in 2009 if our financial condition improves and our vendor relationships improve, (ii) we will generate significantly more revenues in 2009 from LocalAdLink, and (iii) i-SUPPLY will also contribute during 2009.

For financial statement purposes, our acquisition of Boomj.com, Inc. was treated as a reverse acquisition as though BoomJ.com, Inc. had acquired us since the prior shareholders’ of BoomJ.com, Inc. ended up with a majority ownership in our stock.

Subsequent to December 28, 2007 the consolidated operations of both entities are included in our financial statements. BoomJ.com, Inc. itself was created November 14, 2006. Our financial statements for the year ended December 31, 2007 are therefore not comparable to the previous period from November 14, 2006 through December 31, 2006 since this was a start-up period and our operations had not fully commence.

During the fourth quarter of 2008, we started a new company, LocalAdLink and now consolidate the operations of this entity as well.  In November of 2008 we changed our name from Boomj, Inc. to Beyond Commerce, Inc.

We reported a consolidated net loss of $12,857,990 for the twelve months ended December 31, 2008, a consolidated net loss of $4,973,477 for the twelve months ended December 31, 2007 and a net loss of $54,914, reflecting our operations from inception for the period November 14, 2006 through December 31, 2006 ..  The loss in 2008 was principally attributable to increase in operating costs, as more fully explained in “Operating Expenses” below.

Results of Operations — Revenues

Our goal is to generate revenues from the sale of various products to our website users and from advertising fees. We operated our Boomj.com website throughout 2008 and commenced our LocalAdLink.com site in October 2008. Through the end of 2008, we had $1,843,230 in revenues, of which just over half was derived from LocalAdLink  revenues, with the remainder generated from the Boomj.com web site from product sales and national advertising. Our revenues from the Boomj.com website for 2007 were $94,485, consisting mostly of product sales revenues.

Operating Expenses

Selling, general and administrative expenses (SG&A), including related party expenditures, for the twelve month period ended December 31, 2008 (“fiscal 2008) were $6,920,360. This reflects an increase of $3,736,900 in SG&A expenses from the $3,183,460 reported for the twelve month period ended December 31, 2007 (“fiscal 2007).  The change in SG&A expenses is attributable to increased advertising, marketing and promotional costs, which were $2,236,170 in fiscal 2008 as compared to $517,424 in fiscal 2007.   These costs in 2008 were largely incurred launching our LocalAdLink website and promoting LocalAdLink.  There were also increases in administrative, technical and marketing personnel, related payroll costs, and an increase in travel related costs.  The increase is also attributable to the granting of options to our employees and independent sales representatives valued at approximately $630,000.  Our SG&A expenses are expected to continue to increase during the current fiscal year ending December 31, 2009 as we increase our operations, increase advertising, and hire more employees.

Professional fees for the twelve month period ended December 31, 2008 were $1,345,091. The largest component of professional fees consists of services rendered in connection with the design and establishment of our websites and Internet related activities, as well as legal and accounting fees. This reflects an increase of $180,821 in professional fees from the $1,164,270 reported for the period ended December 31, 2007.

Included in the professional fees and SG&A are non-cash items of $1,703,459 for fiscal 2008 and $817,417 for fiscal 2007 in stock issued in exchange for a variety of consulting services and employee options.

Depreciation and amortization expense for the twelve month period ended December 31, 2008 was $182,802. This reflects an increase of $45,547 in depreciation and amortization expense from the $137,255 reported for the period ended December 31, 2007.  The increase in expense is attributable to the amortization of the asset additions during the period ended December 31, 2008.

Interest expense, of $3,325,662 for the twelve month period ended December 31, 2008 reflects an increase of $3,027,378 from the interest expense of $298,284 of which $125,413 was to a related party in fiscal 2007. The loan discount relates to the sundry loans procured by us during fiscal 2007 and fiscal 2008.  Interest expense also includes non-cash expenses related to the value of warrants issued to investors who invested in our convertible notes and the related debt discounts from beneficial conversion features or allocating the loan proceeds between the debt and equity issued. Our increase in interest expense is due to loan fees and loan discount amortization expenses of $2,446,939.  he loan discount relates to the sundry loans procured by us during 2007 and 2008.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2008 were $100,086, a decrease of $11,161 from the balance of $111,247 at December 31, 2007. Much of our capital resources during fiscal 2008 were derived through the sale of convertible debt and equity securities. No assurance can be made that we will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred a loss of $12,857,990 for the twelve month period ended December 31, 2008. Our current liabilities less debt exceeded current assets by $3,212,306 at December 31, 2008 and negative cash flow from operating activities for the twelve months ended December 31, 2008 was $5,740,549. These factors, and our ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient funds on hand to fund our anticipated on-going operating expenses. We do not have any bank credit lines. Accordingly, we will have to obtain additional funding in the near future in order to continue our operations. Although the amount of revenues that we are now generating from our operations is increasing on a monthly basis, we do not anticipate that we will generate sufficient cash from operations to fund our working capital needs until the second half of 2009, at the earliest. Accordingly to fund operations for the next twelve months, we intend to continue to seek additional financing from various sources, including from the sale of convertible debt or equity securities. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. In addition the Company is maximizing the margins in each product line and expanding the capabilities of the widget technologies of its i-supply division along with identifying some strategic partners to assist in the distribution channels through product and operating lines of credit. If we do not obtain sufficient additional funds in the near future, we will have to suspend some of our operations, scale down our current and proposed future operations or, if those actions are not sufficient, terminate our operations.

All of the convertible notes that we have issued during the past year in order to fund our working capital needs mature during 2009 (most of which mature on July 31, 2009).  Accordingly, in addition to having to raise funds to continue to operate, we also will have to raise funds to repay these convertible notes (to the extent that such notes are not converted by the holders).  As of December 31, 2008, the total amount of our short-term borrowings was $4,928,500. Most of the convertible notes that we issued are secured by a lien on certain of our assets and/or the assets of our subsidiary.  Therefore, in the event that we fail to repay these secured promissory notes as they mature, we will be at risk of losing our assets through foreclosure of our assets.  Accordingly, a default under the secured convertible notes could result in the loss of our assets and the termination of our operations.

Operating Activities

Net cash used in operating activities for the twelve months period ended December 31, 2008 was $5,740,549. This was mainly attributable from the use of cash in operations as we establish business and operations. Accounts Receivable increased $199,696 to $226,091 on December 31, 2008 from $26,395 on December 31, 2007.  Most of this increase is due to sales made generated through LocalAdLink.  The credit card payments for these sales were subsequently captured during the first week of January 2009.  Accounts Payable on December 31, 2008 was  $1,510,142, an increase of $784,415 from the balance on December 31, 2007 of $725,727.  The increase is attributed mainly to commissions due sales reps of LocalAdLink of $630,000 and increases in advertising of Boomj.com, with an increase to Google of approximately $300,000.

Investing Activities

Net cash used in investing activities for the twelve month period ended December 31, 2008 was $122,310. The company expended cash for purchase of computer and office equipment and expenditures related to its Website development.

Financing Activities

Net cash provided by financing activities for the twelve month period ended December 31, 2008 was $5,851,698 due primarily to net cash received from the sale of debt securities of $6,213,232. We also received $721,966 from the issuance of common stock net of $102,357 in offering costs, and paid $25,000 to repay a short term bridge loan in January 2008, a $500,000 Secured Note in July 2008 and a promissory note of $110,000 in August 2008 for a total debt payment of $661,500 (including the fourth quarter repayment listed below).  During August 2008, the company paid off a zero coupon note to one of its investors of $110,000.  In September 2008 the Company received a $50,000 short-term loan from an accredited investor, of which $26,500 was repaid in the fourth quarter of fiscal 2008.  In October 2008, the Company received a $25,000 loan from an accredited investor as a 90-day zero coupon-note with a $ 30,000 repayment.

As a result of the above activities, we experienced a net decrease in cash of $11,161 for the twelve month period ended December 31, 2008. Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors through the sale of its securities and through a continued increase in revenues.

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

This company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the company has an accumulated deficit of $17,886,381 on December 31, 2008 and will need to raise additional capital, or obtain financing to continue operations. The enclosed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should this company be unable to continue as a going concern.

Management is taking steps to address its operating and financial cash requirements, which it believes will be sufficient to provide the company with the ability to continue operations in next twelve months. Management has devoted a significant amount of time in the raising of capital and improving the operating profitability of the Company through initially its LocalAdLink division. However, the company’s ability to continue as a going concern is dependent upon raising funds through debt and equity financing and generating revenue. There are no assurances this company will receive the necessary funding or generate revenue necessary to fund operations. This raises substantial doubt about this Company’s ability to continue as a going concern.

Application of Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available.

Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, LocalAdLink, Inc. and Boomj.com, Inc.  All inter-company accounts and transactions between the entities have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”).

Revenue Recognition

The Company generates its revenue from products and advertising sold on its internet websites. The BOOMj.com store’s database has available close to two million name brand products. These items include books, digital cameras, kitchen and bath items and office supplies. Revenue is also generated from content, advertising, and discount travel.

Advertising products consist of web-banner advertising, which are continuous or rotating. Delivery of these profiles is based on the number of impressions of an advertisement that a customer purchases. An impression is a single instance of an Internet user viewing the page that contains a customer's name and/or logo. Revenue is recognized on such advertising programs based on the proportionate units of advertising delivered over the period of a media campaign. The Company also sells a marketing kit through their Local Ad Link division.  The kit is comprised of ten one month duration ads. The sales reps have the option to sell the ten ads as a commissionable sale or to give them away as a free promotional tool.

All sources of revenue are recorded pursuant to Staff Accounting Bulletin (SAB) 104 “Revenue Recognition”, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

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

Related Party Transactions

We have related party transaction with Linlithgow Holdings, LLC, an entity that owns 41% of our outstanding common stock.  Linlithgow Holdings is a family trust of the McNulty family.  Mr. McNulty, our Chief Executive Officer has no voting control over the holdings of Linlithgow Holdings and disclaims beneficial ownership of the shares owned by Linlithgow Holdings.  We paid $53,450 to Linlithgow Holdings in fiscal 2008 for various services provided and commissions earned.  We also have related party transactions with FA Corp in which the principal shareholder is a member of our board of directors, Murray Williams.  We paid FA Corp in 2008 $102,673 for services rendered. Another one of our directors Mr. Barry Falk is a partner in the law firm Irvine Venture Law Firm. The Company paid $185 in 2007 and $336 in 2008 for legal services provided to the Company by Mr. Falk’s firm.

In 2009, we started using the VISA debit card issued by TAC Financial, Inc., a private debit card company, to pay commissions to this company’s LocalAdLink representatives.  TAC Financial was, as of December 31, 2008, 85% owned by Linlithgow Holdings, LLC, and  two members of TAC Financial’s Board of Directors are the sons of Robert McNulty (our Chief Executive Officer).  This company does not pay TAC Financial for the use of the debit cards, but TAC Financial does receive fees from the users of those cards.

Issuance of Shares for Service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company does not believe that the partial adoption of SFAS 157 has had or will have a material impact on the Company’s financial statements. In February 2008, the FASB issued a FASB Staff Position (“FSP”), FSP SFAS 157-2,  Effective Date of FASB Statement No. 157 , to defer the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP SFAS 157-2 to have a significant impact on the financial statements

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115  (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 has not had a material impact on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Interests in Consolidated Financial Statements — an amendment of ARB No. 51  (“SFAS 160”), which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operations and financial position. However, the adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment to FASB Statement No. 133  (“SFAS 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the  factors  that  should be  considered  in  developing  renewal or  extension assumptions  used to determine the useful life of a recognized  intangible asset under  Statement 142. We are required to adopt FSP FAS 142-3 prospectively for intangible assets acquired on or after January 1, 2009.  Intangible assets acquired prior to January 1, 2009 are not affected by the adoption of FSP FAS 142-3.  We are currently evaluating the impact of adopting FSP APB 14-1 on our results of operations and financial condition.

In May 2008, the FASB issued Staff  Position No. APB 14-1,  Accounting for Convertible  Debt  Instruments  That  May Be  Settled  in Cash  upon  Conversion (Including  Partial Cash  Settlement),  or FSP APB 14-1.  FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are required to adopt FSP APB 14-1 at the beginning of 2009 and apply FSP APB 14-1 retrospectively to all periods presented.  We are currently evaluating the impact of adopting FSP APB 14-1 on our results of operations and financial condition.

Off Balance Sheet Arrangements

The Company has no Off Balance Sheet arrangements at December 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements are referred to in Item 15(a), listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Certifying Officers have concluded that, as of the end of such period, December 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Certifying Officers, to allow timely decisions regarding such disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. The Company maintains processes designed by, or under the supervision of the Company’s management, including but not limited to the Company’s Chief Executive Officer and its Chief Accounting Officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles including policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company has an Audit Committee that meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters.

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was effective as of the end of the fiscal year ended December 31, 2008. Based upon that evaluation, the Company’s Chief Executive and Financial Officer concluded that the Company’s internal control over financial reporting is effective.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

For the quarter ended December 31, 2008, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our officers and directors follows.

Name	Age	Position

Robert McNulty	62	Chief Executive Officer and a Director
Wendy Borow-Johnson	56	President – Brand Management
Mark V. Noffke	53	Executive V.P., Finance and Chief Financial Officer
Murray Williams	38	Director
Michael Warsinske	46	Director
Barry Falk	46	Director

The following describes the backgrounds of current directors and the key members of the management team. The persons who acted as officers and directors of Boomj.com, Inc. prior to the Merger resigned effective upon the Merger. All of our officers and directors also currently hold the same offices with Boomj.com, Inc. and LocalAdLink, Inc., our two wholly-owned subsidiaries.  With the exception of Mr. Warsinke and Mr. Falk, all of our officers and directors assumed their current offices with Beyond Commerce, Inc. upon the closing of the Merger on December 27, 2007.

Robert J. McNulty has been the Chief Executive Officer since the formation of Boomj.com, Inc. in January 2007. Mr. McNulty is an accomplished entrepreneur with over twenty-five years of significant experience in Specialty Retail, Branded Consumer Products, Transactional Media TV, Retail and Internet Start-Ups and developing new concepts and technology platforms in the Retail Industry. Since February 1999, Mr. McNulty served as an independent consultant for various companies in those industries. In March 1996, Mr. McNulty founded Shopping.com, an online retailer, selling a broad range of consumer brand name products on the Internet. He served as its President and Chief Executive Officer and was a member of its Board of Directors from its inception. Compaq Computers purchased Shopping.com in February 1999 in all cash transaction for $220 million. Mr. McNulty has been involved with several other retail companies, both public and private, in a broad range of merchandise categories.

Wendy Borow-Johnson joined BoomJ.com, Inc.  in August 2007 as President of Media and became the President of Brand Management in January 2009. She previously was the President of the Healthy Living Channel and the Senior Vice President of The Networks Group of Turner Media Group, Inc from November 2002 thru July 2007. The Networks Group includes Healthy Living Channel, iShop, Beauty and Fashion, Men’s Channel, Mall TV, Resorts and Residence TV, iDrive and America’s Preview Network. She was responsible for overseeing programming, network development, and distribution and cross media marketing of these lifestyle transactional networks. Ms Johnson currently is a member of the Financial Media Group, Inc. Board of Directors and serves on its Audit committee. Prior to joining Turner Media Group, Inc., Ms. Borow-Johnson served on the Board of Directors of Brands Shopping Network, Inc. and was President of Television from March 2002 thru September 2002. She was the President and CEO of RnetHealth Inc., a publicly traded company from October 1999 thru March 2000 and was the President and CEO of Recovery Television Network October 2001 thru December 2001. Ms. Borow-Johnson is a Phi Beta Kappa Magna Cum Laude graduate of Goucher College. She has a Masters Degree in Counseling from Goddard College and a certificate in Psychotherapy from Harvard’s Judge Baker Guidance Center.

Mark V. Noffke has been the Chief Financial Officer of Boomj.com, Inc. since January 2007. From August 2006 to December 2006, Mr. Noffke was the Chief Financial Officer of Financial Media Group Inc. From May 2004 to August 2006, Mr. Noffke was Chief Financial Officer of National Storm Management, Inc. where he was responsible for taking the company public. From August 2003 to May 2004, Mr. Noffke was a managing director of Striker Pacific Corporation, an investment bank, where he conducted due diligence, and acquisition analysis in various industries, including waste recycling, forest products and automotive. From September 1996 to August 2003, Noffke served as the Chief Financial Officer and a Director of U.S. Forest Industries, Inc, a timber manufacturing company, where he was responsible for developing the company’s accounting infrastructure. From January 2002 to May 2004, Mr. Noffke served as Chief Financial Officer of Brands Shopping Networks, a publicly traded company currently known as United Fuel and Energy Corporation. In this position, Mr. Noffke was responsible for raising capital and developing the accounting infrastructure. Mr. Noffke is a Certified Public Accountant and has a B.S. in Accounting from Valparaiso University in Northwestern Indiana.

Murray Williams has been a Director of Boomj.com, Inc. since June 1, 2007.   Since March 14, 2008, Mr. Williams has been the Chief Financial Officer, Treasurer and Secretary of GTX Corp., a public company engaged in the commercialization of miniaturized assisted GPS tracking and cellular location-transmitting technologies.  From June 2005 to February 2007, Mr. Williams was Chief Financial Officer at Interactive Television Networks, Inc., a public company and a leading provider of Internet Protocol Television hardware, programming software and interactive networks.  From March 2003 to June 2005 Mr. Williams served as an independent consultant for various companies in the technology industry. From June 2002 to September 2003 Mr. Williams was Vice President - Finance for Brands Shopping Network.  He was one of the founding members of Buy.Com, Inc., became an employee in February 1998, and worked with the company until August 2001.  During his three and a half year tenure, Mr. Williams created and developed the finance, legal, business development and H/R departments.  Mr. Williams managed Buy.Com’s expansion into Europe, Canada and Australia.  From January 1993 through January 1998, Mr. Williams was employed with KPMG Peat Marwick, LLP, and last served as a Manager in their assurance practice.  Mr. Williams managed a team of over 20 professionals specializing in financial services.  Mr. Williams is a CPA and received his license in 1995.  Mr. Williams received degrees in both Accounting and Real Estate from the University of Wisconsin-Madison in 1992. Mr. Williams has also been appointed to serve on the Company’s Audit Committee.

Michael Warsinske was appointed to the Board of Directors on June 9, 2008.  Mr. Warsinke is the CEO and Founder, Warsinske Ventures, an Internet Asset Holding Company. Mr. Warsinske also currently serves as the CEO of local Getaways.com a private travel online publishing company. He has over 25 years of experience in Media Sales. He was the Founder and CEO of Cybereps an online advertising sales organization that he sold to radio rep firm Interep. (NASDAQ IREP). Additionally, he was the Founder/CEO Warsinske Communications, a West Coast magazine and broadcast rep firm. Mr. Warsinske was a member of USA Today’s advertising sales launch team. Michael started his career on an account management team at Saatchi and Saatchi working on Tylenol. Mr. Warsinske is a Graduate of the University of Oregon, School of Journalism. Mr. Warsinske has also been appointed to serve on the Company’s Compensation Committee.

Barry Falk was appointed to the Board of Directors on December 11, 2008.  Mr. Falk is a partner in the corporate finance law firm of Irvine Venture Law Firm, LLP. Mr. Falk has also been appointed to serve on the Company’s Audit Committee. Mr. Falk has broad experience in structuring complex financing transactions in diversified industries, including the telecommunications, specialty finance, software and hardware technologies, distribution and retail sectors.  Mr. Falk specializes in corporate and securities law, with an emphasis on business planning, venture capital and mergers and acquisitions. Prior to joining the firm, Mr. Falk worked for the U.S. Securities and Exchange Commission’s Division of Corporation Finance from 1990 through 1993 where he was the senior disclosure attorney for the SEC’s Pacific Region and in the SEC’s Division of Enforcement from 1988 through1990.  Prior to completing his law degree, Mr. Falk worked as an accountant for a national public accounting firm.  Mr. Falk is an investor in several venture capital and angel funds and is active on the board of directors of several private companies.  Mr. Falk received his J.D. degree from Loyola Law School, Los Angeles and his B.S. degree in Accounting from Kean College of New Jersey. Mr. Falk has also been appointed to serve on the Company’s Audit Committee.

There are no family relationships between any of the officers and directors.

Audit Committee

Our board of directors has a standing Audit Committee currently composed of Messrs. Falk and Williams.  Our board of directors has determined that Mr. Williams, one of the independent directors serving on our Audit Committee, also is an “audit committee financial expert” as defined by the SEC’s rules.  Mr. Williams has provided consulting services to this company and, accordingly, may not qualify as an “independent” member of the Audit Committee.  Our board of directors has determined that Mr. Falk is “independent” under the current independence standards of both Nasdaq and the SEC.

Code of Ethics

Our Board of Directors has adopted a code of ethics covering all of our executive officers and key employees.  A copy of our code of ethics will be furnished without charge to any person upon written request.  Requests should be sent to:  Secretary, Beyond Commerce, Inc., 9029 South Pecos, Suite 2800 Henderson, Nevada 89074.

Compensation Committee

Our Compensation Committee currently is comprised of Mr. McNulty and Mr. Warsinske.

Directors Compensation

The directors of the Company do not receive any cash compensation.  However, in January 2009, two of our new Directors received options to purchase 100,000 shares of common stock for their services. These options will vest over the next two years, with 50% vesting after one year from the grant date and the remaining 50% vesting on the second anniversary date.  These options were issued in January 2009.  The Company does reimburse the Board of Directors for their actual expenses incurred in attending Board meetings.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (“SEC”) and each exchange on which our securities are registered. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all ownership forms they file.

Based solely on its review of the copies of such forms received by us, or written representations from the officers, directors, or persons holding greater than 10% of our common stock, all forms that were required to be filed were timely submitted to the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities paid to our executive officers during the years ending December 31, 2008 and 2007.  On December 27, 2007, Beyond Commerce, Inc. acquired Boomj.com, Inc., our primary operating subsidiary during 2007 and 2008.  Beyond Commerce did not pay any compensation to any of its officers or directors during 2007.  The table below sets forth all compensation paid (i) by Boomj.com, Inc. in 2007 and (ii) by either Beyond Commerce, Inc. or Boomj.com, Inc. in 2008, to Robert McNulty and Mark Noffke, the only individuals who served as our principal executive and financial officers during the year ended December 31, 2008, and to our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2008.

Name and Principle Position (in dollars)	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	All Other Compensation (4)	Total

Robert J. McNulty-	2008	$171,692		-	—	$171,692
President and CEO	2007	-	—	$150,000		$150,000

Wendy Borow- Johnson	2008	$185,538		$118,125	—	$303,663
President - Media	2007	$64,615	—	$75,000		$139,615

Mark V. Noffke -	2008	$164,927		—	—	$164,927
Chief Financial Officer	2007	$162,502	—	$1,000	—	$163,502

Mark Doumani Sr. -	2008	$164,927			—	$164,927
VP Business Development (5)	2007	$118,540	—	$90,000		$208,540

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.
(4)	All other compensation received that we could not properly report in any other column of the table.
(5)	Mr. Doumani resigned as VP Business Development effective January 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

None of the executive officers named in the above Summary Compensation Table (i) received any options during fiscal 2008, (ii) owned any vested or unvested stock options on December 31, 2008, or (iii) received any stock awards or equity incentive plan awards during fiscal 2008 that had not vested.

We have established a stock option compensation incentive plan, and have as of 12/31/2008 issued to 21 employees 395,000 options under the 2008 Equity Incentive Plan at a strike price of $0.70.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay director’s fees or other cash compensation for services rendered to our directors in the year ended December 31, 2007.

We currently have no other formal plan for compensating our directors for their service in their capacity as directors,  although our Board of Directors has recently granted options to purchase common shares to new directors upon joining the Board of Directors.  Our Board of Directors has, however, from time to time paid non-employee directors cash compensation for serving on the Board.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.  Our Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the fiscal year ended December 31, 2008.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael Warsinske	-0-		-0-	$56,000	(2)	N/A	N/A	$56,000
Barry Falk	-0-		-0-	$56,000	(2)	N/A	N/A	$56,000
Murray Williams	$102,673	(3)	-0-	-0-		N/A	N/A	$102,673

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted to the named director in fiscal year 2008, in accordance with SFAS 123R.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the 2007 grants, refer to Note 8 of our financial statements in this Annual Report.  These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

(2)
We agreed to grant each of Mr. Warsinke and Mr. Falk a five-year non-qualified option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.70 per share at the time that they joined our Board of Directors in 2008.  The Board did not formally grant those options until January 2009.  One half of the foregoing options will vest upon the first anniversary  of the appointment of each of Mr. Warsinke and Mr. Falk to the Board, and the second half of the options will vest upon the second anniversary of the appointments.

(3)
At the request of the Board, during 2008 Mr. Williams provided additional services to the Company by monitoring and supervising certain of the Company’s activities.  These fees were paid to Mr. William’s company, FA Corp.

Employment Contracts

None.

Equity Incentive Plan

On September 11, 2008, our board of directors adopted the 2008 Equity Incentive Plan, which will be submitted for approval by our stockholders at the 2009 Annual Meeting of stockholders.  In the meantime, we may make awards under the 2008 Equity Incentive Plan, the effectiveness of which are conditioned upon obtaining such stockholder approval.  Under the 2008 Equity Incentive Plan, we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 3,500,000 shares of common stock to our employees, officers, directors, consultants and advisors.  Awards under the plan may consist of stock options (both non- qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and stock appreciation rights.

The 2008 Equity Incentive Plan is administered by our Board of Directors or a committee appointed by the Board, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

The 2008 Equity Incentive Plan provides that the exercise price of each incentive stock option may not be less than the fair market value of our common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding common stock).  The exercise price of a non-qualified stock option shall be no less than the fair market value of the common stock on the date of grant.  The maximum number of options that may be granted in any fiscal year to any participant is 300,000.

The plan also permits the grant of freestanding stock appreciation rights or in tandem with option awards. The grant price of a stock appreciation right shall be no less than the fair market value of a share on the date of grant of the stock appreciation right. No stock appreciation right shall be exercisable later than the tenth anniversary of its grant. Upon the exercise of a stock appreciation right, a participant shall be entitled to receive common stock at a fair market value equal to the benefit to be received by the exercise.

The plan also provides us with the ability to grant or sell shares of common stock that are subject to certain transferability, forfeiture, repurchase or other restrictions.  The type of restriction, the number of shares of restricted stock granted and other such provisions shall be determined by our Board of Directors or its committee.

Unless otherwise determined by our Board of Directors or its committee, awards granted under the 2008 Equity Incentive Plan are not transferable other than by will or by the laws of descent and distribution.

The 2008 Equity Incentive Plan provides that, except as set forth in an individual award agreement, upon the occurrence of a corporate transaction: (1) our Board of Directors or its committee shall notify each participant at least thirty (30) days prior to the consummation of the corporate transaction or as soon as may be practicable and (2) all options and stock appreciation rights shall terminate and all restricted stock shall be forfeited immediately prior to the consummation of such corporate transaction unless the committee determines otherwise in its sole discretion.  A “corporate transaction” means (1) a liquidation or dissolution of the company; (2) a merger or consolidation of the company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary); or (3) a sale of all or substantially all of the assets of the company.

Our Board of Directors may alter, amend or terminate the plan in any respect at any time, but no alteration, amendment or termination will adversely affect in any material way any award previously granted under the plan, without the written consent of the participant holding such award.

Long-Term Incentive Plans - Awards in Last Fiscal Year

None.

Employee Pension, Profit Sharing or Other Retirement Plans

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 30, 2009 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11; and (4) all of our executive officers and directors as a group.  Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 30, 2009 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 41,355,753 shares of our common stock outstanding as of March 30, 2009. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class

Mark V. Noffke	2,020,000	4.9%
Mark Doumani (1)	1,818,000	4.4%
Murray Williams	202,000	*
Michael Warsinske(2)
Wendy Borow-Johnson	606,000	1.5%
Barry Falk(2)		*
Robert J. McNulty	505,000	1.2%

All executive officers and directors as a group (7 persons)	5,151,000	12.6%

Linlithgow Holdings, LLC (3) 9029 S. Pecos Henderson, NV 89074	16,982,000	41.5%

Unless otherwise indicated, the address of each of the foregoing persons is 9029 South Pecos, Suite 2800, and Henderson, Nevada 89074.

(1)	Includes 1,212,000 shares owned by MIK Irrevocable Trust, an irrevocable trust for the benefit of Mr. Doumani. Mr. Doumani resigned as VP Business Development effective January 31, 2009.
(2)	All of the shares shown are subject to options.
(3)
Represent shares owned by Linlithgow Holdings, LLC, an entity owned and controlled by immediate family members of Mr. Robert J. McNulty. Mr. McNulty is not a member or manager of Linlithgow Holdings LLC and he disclaims any beneficial interests in these shares. Mr. McNulty does not exercise any voting rights in respect of these shares nor does he have any right to dispose of these shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our full board of directors is responsible for reviewing and approving or ratifying all related party transactions.  Although there is no written policy in this regard, it is the practice of our board to review all material facts of interested transactions and take into account, among other factors it determines appropriate, whether the interested transaction is on terms no less favorable than terms generally available to any similarly situated, unrelated third parties under the same or similar circumstances and the extent of the person’s interest in the transaction.  Additionally, board approval of any interested party transaction must include the affirmative vote of at least a majority of our non-employee directors.  We have not engaged in any transactions with any related persons that involved an amount over $120,000 since January 1, 2008.  We have, however, since January 1, 2008 we have been involved in the following smaller related party transactions, each of which was reviewed and approved by our full board of directors:

•
The Company permits TAC Financial, Inc. to use some of its facilities at its Nevada headquarters.  TAC Financial has not paid the Company for the use of the facilities.  In 2009, the Company commenced paying the commissions it owed to its LocalAdLink independent consultants through the use TAC Financial’s VISA debit card.  The Company does not pay TAC Financial for loading payments onto the debit cards, although the card holders are charged fees for the use of the debit cards.  Linlithgow Holdings, LLC currently owns over 85% of the issued and outstanding shares of TAC Financial.  Linlithgow Holdings, LLC is the largest shareholder of this Company and is a family trust of the McNulty family.  Mr. McNulty, our Chief Executive Officer has no voting control over the holdings of Linlithgow Holdings and disclaims beneficial ownership of the shares owned by Linlithgow Holdings.  Two members of TAC Financial’s Board of Directors are the sons of Robert McNulty (our Chief Executive Officer).

•
On December 24, 2007 the Company borrowed $25,000 from Linlithgow Holdings, LLC.  The loan matured in 30 days and bore interest at a rate of 12% per annum.  This loan was repaid in full (including $304 of interest) in January 2008.

•
During 2007, BoomJ.com borrowed $218,000 from Linlithgow Holdings in a series of transactions. All of the loans bore interest at 12% per year.  Most of the loan was repaid in 2007, although the final $25,000 balance was not repaid until 2008.  In connection with these loans BoomJ.com issued Linlithgow Holdings warrants to purchase 34,835 shares of its common stock. The warrants are exercisable at a price ranges from $0.01 to $1.00 per share and expire on December 31, 2011.

•	During 2008, we paid Linlithgow Holdings a total of $53,450 for consulting services rendered to us.

•	In 2008, we paid FA Corp. a total of $102,673 for various services provided to us by Mr. Murray Williams. Mr. Williams is a member of our Board of Directors and the principal stockholder of FA Corp.

Director Independence

Although a majority of our Board of Directors is comprised of non-employee directors, only one half of our board is comprised of “independent” directors as defined in Rule 4200(a)(15) of the Market place Rules of the NASDAQ Stock Market.  Our independent directors are Barry Falk and Michael Warsinske.  Through FA Corp., a consulting company affiliated with Murray Williams, we paid Mr. Williams a total of $102,673 in 2008.  We also paid $336 in 2008 for legal services provided to the Company by Mr. Falk’s firm.  However, our board determined that the small amount of fees we paid to Mr. Falk’s law firm during 2008 did not prevent it from reaching a determination that Mr. Falk is independent.  Robert McNulty, our chief executive officer, is not an independent director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to us by L J Soldinger Associates, LLC, our principal accountants, for professional services rendered with respect to our 2008 and 2007 fiscal years were as follows:

	Year ended December 31,
	2008	2007

Audit Fees	$209,000	$75,000

Audit-Related Fees	—	$67,000

Tax Fees	20,000	$4,000

All Other Fees	$—	—

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

THE FINANCIAL STATEMENTS OF BEYOND COMMERCE, INC. ARE LISTED ON THE INDEX TO FINANCIAL STATEMENTS AS SET FORTH ON PAGE F-2.

The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.

Exhibit No.	Description of Document
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (name change)(2)
3.3	Bylaws (1)
4.1	Form of Series A Common Stock Purchase Warrant(4)
10.1	Agreement and Plan of Reorganization (3)
10.2	Employment Agreement Wendy Borow-Johnson (3)
10.3	Property Lease - Santa Ana, California (3)
10.4	Property Lease - Henderson, Nevada (3)
10.5	2008 Equity Incentive Plan
10.6	Form of Incentive Stock Option Agreement
10.7	Form of Non-Qualified Stock Option Agreement
10.8	Form of Subscription Agreement by and among the Company and the Subscribers named therein. (4)

10.9	Form of Secured Convertible Note. (4)

10.10	Form of Guaranty, dated July 7, 2008, by BoomJ.com, Inc. (4)

10.11	Collateral Agent Agreement, dated as of July 7, 2008, by and among BoomJ.com, Inc., the Subscribers and the Company. (4)

10,12	Form of Security Agreement, dated July 7, 2008, between the Company and the Subscribers(4)

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer (Principal Accounting Officer)
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

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

(4)    Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 11, 2009, which exhibit is hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEYOND COMMERCE, INC.

Date: March 31, 2009	By:	/s/ ROBERT MCNULTY
Robert McNulty
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT MCNULTY	President, Chief Executive Officer and	March 31, 2009
Robert McNulty	Director (Principal Executive Officer)

/s/ MARK NOFFKE	Chief Financial Officer	March 31, 2009
Mark V. Noffke	(Principal Financial and Accounting Officer)

/s/ MICHAEL WARSINKE	Director	March 31, 2009
Michael Warsinske

/s/ BARRY FALK	Director	March 31, 2009
Barry Falk

/s/ MURRAY WILLIAMS	Director	March 31, 2009
Murray Williams

BEYOND COMMERCE, INC.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Beyond Commerce, Inc.

We have audited the accompanying consolidated balance sheets of Beyond Commerce, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beyond Commerce, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company reflected a loss of approximately $12,857,990 and $4,973,000 in 2008 and 2007, respectively and will need to raise additional capital to fund operations in 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois
April 2, 2009

CONSOLIDATED BALANCE  SHEETS
As of December 31,

	2008	2007
ASSETS
Current assets :
Cash	$100,086	$111,247
Accounts receivable	226,091	26,395
Prepaid loan cost	562,665	116,854
Other current assets	306,285	35,896
Total current assets	$1,195,127	$290,392
Property, website and computer equipment	871,180	749,298
Less: Accumulated depreciation and amortization	(320,366)	(137,564)
Property, website and computer equipment – net	$550,814	$611,734

Other Assets	60,067	22,930

Total assets	$1,806,008	$925, 056

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short term borrowings	$2,400,555	$979,220
Short term borrowings - related party	-	25,000
Accounts payable	1,490,590	680,727
Accounts payable - related party	19,552	45,000
Note derivative liability	1,523,651	-
Other current liabilities	1,374,534	273,237
Deferred Revenue	609,987	-
Total current liabilities	$7,418,869	$2,003,184

Commitments and contingencies

Temporary Equity	$1,135,980	-

Stockholders’ Deficit :
Common stock, $0.001 par value, 200,000,000 and 75,000,000 shares authorized as of December 31, 2008 and 2007, respectively, and 40,936,143 and 36,108,067 issued and outstanding at December 31, 2008 and 2007, respectively	$40,936	$36,108
Preferred stock,$.001 par value of 50,000,000 shares authorized and no shares issued	-	-
Additional paid in capital	11,096,604	3,914,155
Accumulated deficit	(17,886,381)	(5,028,391)
Total stockholders' deficit	$(6,748,841)	$(1,078,128)

Total Liabilities and Stockholders' Deficit	$1,806,008	$925,056

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,	For the Year ended December 31,
	2008	2007

Revenues
Advertising, net	$782,959	$-
Merchandise sales, net	1,060,272	94,485
Total Revenue	$1,843,231	$94,485

Operating expenses
Cost of products sold, net	2,175,099	97,879
Selling general & administrative	6,764,238	2,892,141
Selling general & administrative – related party	156,123	291,319
Professional fees	1,345,091	1,164,270
Depreciation and amortization	182,802	137,255
Total costs and operating expenses	10,623,353	4,582,864

Loss from operations	(8,780,122)	(4,488,379)

Non-operating income (expense)
Interest expense	(3,325,662)	(172,871)
Interest expense – Related Party	-	(125,413)
Expense related to derivative	(752,748)	-
Interest income	542	2,150
Total non-operating expense	(4,077,868)	(296,134)

Loss from operations before income taxes	(12,857,990)	(4,784,513)

Provision for income tax	-	-

Net loss	(12,857,990)	(4,784,513)

Less: Preferred Dividends	-	188,964

Net loss available to common stockholders	$(12,857,990)	(4,973,477)

Basic and diluted net loss per common share	$(0.33)	(0.20)

Weighted average number of common shares outstanding	38,580,296	24,533,552

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Audited

	For the Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,857,990)	$(4,784,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense from conversion of note	39,018	3,715
Amortization of debt fees	2,446,939	279,903
Depreciation and amortization	182,802	137,255
Stock issued for professional services	1,703,459	817,417
Change in derivative liability	752,748	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(199,697)	(26,395)
(Increase) decrease in prepaid loan cost and other assets	(303,527)	(107,942)
Increase (decrease) in accounts payable	809,863	663,198
Increase (decrease) in accounts payable - related party	(25,448)	(5,000)
Increase (decrease) in other current liabilities	1,101,297	114,528
Deferred Revenue	609,987	-
Net cash used in operating activities	$(5,133,495)	$(2,907,834)

Cash flows from investing activities:
Cash paid to purchase property, website and computer equipment	$(122,310)	$(149,698)
Net cash used in investing activities	$(122,310)	$(149,698)

Cash flows from financing activities:
Proceeds from common stock issuance – net of offering costs of $102,357	$721,966	$-
Issuance of preferred stock - net of offering costs	-	2,014,470
Cash received from short term borrowings	6,213,232	1,200,000
Cash received from short term borrowings - related party	-	218,000
Cash paid on short term borrowings - related party	(25,000)	(193,000)
Cash paid on short term borrowings	(636,500)	-
Cash paid for cancellation of stock at merger	-	(125,000)
Cash paid for debt placement fees	(422,000)	-
Net cash provided by financing activities	$5,851,698	$3,114,470

Net increase(decrease) in cash & cash equivalents	(11,161)	56,938

Cash & cash equivalents, beginning balance	111,247	54,309
Cash & cash equivalents, ending balance	$100,086	$111,247

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Series A Convertible 10% Cumulative Preferred Stock issued private offering at $0.248 per share	—	$—	383,800	$384	$94,616	—	$95,000
Series A Convertible 10% Cumulative Preferred Stock issued in exchange for website technology valued at $0.248 per share	—	—	1,616,000	1,616	398,384	—	400,000
Common stock issued to founders at $.0005	20,604,000	20,604	—	—	(10,404)	—	10,200
Offering costs on private offering for issuance of preferred stock	—	—	—	—	(17,685)	—	(17,685)
Net loss	—	—	—	—	—	(54,914)	(54,914)
Balance, December 31, 2006	20,604,000	20,604	1,999,800	2,000	464,911	$(54,914)	432,601

Issuance of Series A Convertible 10% Cumulative Preferred Stock for cash at $0.248 per share in January 2007 in continuance of the 2006 private offering	—	—	1,838,200	1,838	453,162	—	455,000
Offering costs on the January 2007 issuance of Series A Convertible 10% Cumulative Preferred Stock	—	—	—	—	(45,000)	—	(45,000)
Issuance of common stock in January and February 2007 in compensation for services provided valued at $0.149 per share	1,979,600	1,980	—	—	292,020	—	294,000
Issuance of Series B 10% Cumulative Preferred Stock for cash at $0.99 per share in private offering commencing February 2007 through November 2007	—	—	1,849,310	1,849	1,829,151	—	1,831,000
Offering costs on the issuance of Series B 10% Cumulative Preferred Stock	—	—	—	—	(226,530)	—	(226,530)
Issuance of common stock in March 2007 upon conversion of a note	205,656	206	—	—	101,602	—	101,808
Issuance of Series A Convertible 10% Cumulative Preferred Stock in exchange for website technology valued at $0.248 per share	—	—	202,000	202	49,798	—	50,000
Issuance of common stock in April 2007 in compensation for services provided valued at $0.149 per share	808,000	808	—	—	119,192	—	120,000

BEYOND COMMERCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Issuance of warrants to Linlithgow Holdings, LLC (“Linlithgow”) to purchase 34,835 shares of common stock in 2007 in connection with various promissory notes issued to Linlithgow in the total amount of $193,000	—	$—	—	$—	$13,414	$—	$13,414
Issuance of common stock in August 2007 in compensation for consulting services provided valued at $0.149 per share	2,424,000	2,424	—	—	357,576	—	360,000
Issuance of common stock in September 2007 in compensation for consulting services provided valued at $0.297 per share	80,800	81	—	—	23,919	—	24,000
Issuance of warrant to a noteholder to purchase 25,000 shares of common stock in October 2007 in connection with a $100,000 promissory note	—	—	—	—	9,494	—	9,494
Issuance of Series B 10% Cumulative Preferred Stock in December 2007 upon conversion of the $100,000 promissory note	—	—	102,925	103	101,804	—	101,907
Cancellation of shares of common stock upon termination of employment in October 2007	(174,645)	(175)	—	—	(25,762)	—	(25,937)
Issuance of common stock in October 2007 to Centurion Credit Resources, LLC (“Centurion”) in connection with a $500,000 promissory note issued to Centurion valued at $0.24 per share	404,000	404	—	—	96,371	—	96,775
Issuance of common stock to Robert McNulty in October 2007 in compensation for guarantee services provided on the $500,000 Centurion loan valued at $0.297 per share	505,000	505	—	—	149,495	—	150,000

BEYOND COMMERCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Issuance of common stock in November 2007 in compensation for employment services vesting over a one year period valued at $0.297 per share	606,000	$606	—	$—	74,394	$—	$75,000
Issuance of common stock in October and November 2007 to various parties in compensation for consulting and legal services provided valued at $0.297 per share	424,200	424	—	—	125,576	—	126,000
Issuance of common stock upon conversion of all Series A and B 10% Cumulative Preferred Stock in December 2007	5,992,235	5,992	(5,992,235)	(5,992)	—	—	—
Dividends issued on conversion of Preferred Stock	599,221	599	—	—	188,365	—	188,964
Recapitalization of Reel Estate Services, Inc. (“RES”) on December 28, 2007 and cancellation of 1,500,000 shares of common stock	1,650,000	1,650	—	—	(251,650)	—	(250,000)
Warrants issued for financing fees in December 2007	—	—	—	—	12,853	—	12,853
Net loss	—	—	—	—	—	(4,973,477)	(4,973,477)
Balance, December 31, 2007	36,108,067	36,108	—	—	3,914,155	(5,028,391)	$(1,078,128)
Common stock sold - net of costs	793,986	794	—	—	719,245	—	720,039
Common stock issued in relation to debt	855,000	855	—	—	255,645	—	256,500
Common stock issued in relation to debt conversion	1,686,530	1,687	—	—	1,659,842	—	1,661,529
Common stock issued for services	918,240	918	—	—	1,686,872	—	1,687,790
Cashless stock warrant exercises	574,320	574	—	—	(574)	—	—
Stock and options issued for compensation	—	—	—	—	748,956	—	748,956
Warrants issued in connection with debt	—	—	—	—	2,883,366	—	2,883,366
Derivative on note discounts					(770,903)		(770,903)
Net loss						(12,857,990)	(12,857,990)
Balance, December 31, 2008	40,936,143	$40,936	0	$-	$11,096,604	$(17,886,381)	$(6,748,841)

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Beyond Commerce, Inc., formerly known as BoomJ, Inc. (the “Company”), is an Internet company that has three interrelated business models aimed at generating revenues primarily from website advertising and E-commerce transactions.  Our initial business was BOOMj, www.BOOMj.com, the leading niche portal and social networking site for Baby Boomers and Generation Jones.  Our Boomj.com website provides social, political, financial, and lifestyle content to the Baby Boomer/Generation Jones target audience as a platform for our advertising and E-commerce businesses. Our LocalAdLink subsidiary operates a website, www.LocalAdLink.com, and a local search directory and advertising network that brings local advertising to geo-targeted consumers.  We are currently releasing i-SUPPLY, www.i-SUPPLY.com, a retail storefront that offers easy to use, fully customizable E-commerce services, and revenue solutions for any third party website large or small, and hosts local ads, providing extensive reach for our proprietary advertising partner network platform.

History of the Company

The Company, formerly known as Reel Estate Services, Inc. (“RES”), was incorporated in Nevada on January 12, 2006.  As of December 28, 2007, RES was a public shell company, defined by the Securities and Exchange Commission as an inactive, publicly quoted company with nominal assets and liabilities.

On December 28, 2007, RES entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), with Time Lending Sub, Inc., a newly-formed Nevada corporation (hereinafter “RES Sub”), and Linda Rutter, the owner of 1,500,000 shares of RES Common Stock and the sole Director and officer of RES, and BOOMj.com, Inc., a Nevada corporation (“BOOMj.com”), pursuant to which RES Sub agreed to merge with and into BOOMj.com (the “Merger”).  In connection with the Merger, RES agreed to issue its shares of common stock, at a rate of 2.02 shares of RES common stock for each share of BOOMj.com common stock, in exchange for all of the issued and outstanding stock of BOOMj.com.

In addition, prior to the Merger, RES agreed to cancel 1,500,000 shares (which were held by Linda Rutter) of the 3,150,000 issued and outstanding shares of RES. The cancellation was performed in two tranches: In exchange for $125,000 paid at the closing of the Merger, 750,000 shares of RES Common Stock were cancelled; the remaining 750,000 shares were cancelled upon payment to Ms. Rutter of $125,000 on January 31, 2008. All share amounts presented in these financial statements, unless otherwise noted, reflect the foregoing recapitalization.

Upon the closing of the Merger, Linda Rutter received a five-year warrant to purchase 825,000 shares of the Company’s common stock at an exercise price of $0.93 per share.

Prior to the Merger, BOOMj.com had 17,058,448 shares of common stock (“BOOM Common Stock”) outstanding, which were exchanged for 34,458,067 shares of RES Common Stock through RES Sub.  All warrants that were issued by BOOMj.com prior to the Merger remained outstanding as of December 31, 2007. However, pursuant to the terms of those warrants, the warrants were subsequently exchanged for warrants to purchase the Company’s common stock.  The exchange of the warrants was completed during 2008.

In the Reorganization Agreement, concurrent with the closing of the Merger, (a) all current officers of RES resigned from their positions with RES and (b) BOOMj.com’s officers were appointed by the then existing members of the Board of Directors of RES to replace the former RES officers, and (c) the members of the RES board of directors appointed the members of BOOMj.com’s current board of directors of the Company and thereafter resigned.

Subsequent to the Merger, RES changed its name to BoomJ, Inc.

RES is the legal acquirer of BOOMj.com.  However, since RES was a public shell company with a nominal amount of net assets, the Merger has been treated as a recapitalization of BOOMj.com and an acquisition of the assets and liabilities of RES by BOOMj.com.  Although RES was the legal acquirer in the Merger, BOOMj.com was the accounting acquirer since its shareholders ended up owning a majority of the outstanding common shares of RES. Therefore, at the date of the Merger the historical financial statements of BOOMj.com became those of RES for the period prior to the Merger. Subsequent to the Merger, the consolidated financial statements include both entities. Unless otherwise specified, all references to the Company prior to the Merger refer to BOOMj.com, and all references to the Company after the Merger refer to Beyond Commerce, Inc. (formerly BOOMj, Inc.) and its subsidiaries on a consolidated basis.

In December 2008, the Company changed its name from Boomj, Inc. to Beyond Commerce, Inc. to more accurately reflect the new structure of the Company consisting of two operating divisions: BOOMj.com  dba  i-SUPPLY and LocalAdLink, .

The Company currently maintains its corporate office in Henderson, Nevada, and has its LocalAdLink customer service department located in Irvine, California.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP) and principles of consolidations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary: Local Ad Link, Inc. All significant intercompany transactions and accounts have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization and the valuation for non-cash issuances of equity instruments, and the website, income taxes and contingencies, among others.

Cash and Cash Equivalents

The Company classifies as cash and cash equivalents amounts on deposit in banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company’s cash management system is integrated within three separate banking institutions.

Accounts Receivable

Accounts receivable consists primarily of credit card charges which are collected within one to five days.

Fair Value of Financial Instruments

The carrying value of the current assets and liabilities approximate fair value due to their relatively short maturities except for certain of the short-term borrowings which are net of a $2,527,945 debt discount in 2008 and $20,780 in 2007.

Reclassifications

Certain comparative amounts from prior periods have been reclassified to conform to the current year's presentation. These changes did not affect previously reported net loss.

Segment Information

The Company’s Operations Are Classified Into two Principal Reportable Segments: Internet retail store, its e-commerce operations (BOOMj.com dba  i-SUPPLY) and internet advertising (Local Ad Link) and as defined by SFA No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

Property, Website and Computer Equipment

Property, website and computer equipment are stated at cost less accumulated depreciation.  Expenditures for maintenance and repairs are charged to income as incurred.  Additions, improvements and major replacements that extend the life of the asset are capitalized. The initial cost of the Boomj.com website has been capitalized. Once the site began operating, costs to maintain the site are expensed as incurred.   The cost and accumulated depreciation and amortization related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income in the period of disposal.

The Company accounts for web site costs in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and EITF 00-2 “Accounting for Web Site Development Costs”.   Costs associated with the web site application and infrastructure development stage are capitalized.  Amortization of costs commences once the web site is ready for its intended use which occurred when the website was launched in 2007.

For financial reporting purposes, depreciation and amortization is provided on the straight-line method over the estimated useful lives of depreciable assets.  Financial reporting provisions for depreciation and amortization are generally based on the following annual rates and estimated useful lives:

Type of Asset	Rates	Years

Computer equipment and property	20% - 50%	2 - 5 years
Website Development Costs	20%	5 years
Leasehold improvements (or life of lease where shorter)	20% - 50%	2 - 5 years

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been made other than for State franchise taxes.

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

A valuation allowance is recorded to fully offset the deferred tax asset if it is more likely than not that the assets will be utilized.

The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent timing differences as well as a valuation allowance.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  This Interpretation prescribes comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Revenue Recognition

The Company generates its revenue from products and advertising sold on its internet websites. The BOOMj.com store’s database has available close to two million name brand products. These items include books, digital cameras, kitchen and bath items and office supplies. Revenue is also generated from content, advertising, and discount travel.

Advertising products consist of web-banner advertising, which are continuous or rotating. Delivery of these profiles is based on the number of impressions of an advertisement that a customer purchases. An impression is a single instance of an Internet user viewing the page that contains a customer's name and/or logo. Revenue is recognized on such advertising programs based on the proportionate units of advertising delivered over the period of a media campaign. The Company also sells a marketing kit through their Local Ad Link division.  The kit is comprised of ten one month duration ads. The sales reps have the option to sell the ten ads as a commissionable sale or to give them away as a free promotional tool.

All sources of revenue are recorded pursuant to Staff Accounting Bulletin (SAB) 104 “Revenue Recognition” and EITF 00-21 “Revenue Arrangements with Multiple Deliverables”, when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured. Revenue is presented in the statement of operations in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” and EITF 00-10 “Accounting for Shipping and Handling Fees and Cost.”

In connection with advertising revenue, the Company receives certain up front fees a portion of which they defer recognition in accordance with EITF 00-21 and SEC Staff Accounting Bulletin 104.

Corresponding revenue origination costs are accounted for under the guidance provided in SAB 104.

Revenue is recorded net of discounts, allowances, and estimated returns.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”).  Share-based payments are required to be reflected as an expense based on the grant-date fair value of those awards. The Company follows the guidance of Emerging Issues Task Force No. 96-18: “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for transactions in which equity instruments are issued in exchange for the receipt of goods or services to non employees.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consists principally of cash deposits at financial institutions.  At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.  Management believes the risk of loss is minimal.  At December 31, 2008, the Company had $40,729 in uninsured cash deposits.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2008 and 2007, the Company did not recognize any impairment charges.

Employee Benefits

The Company currently offers employees vacation benefits and recently began offering a healthcare plan. During 2008, the Company implemented the 2008 Equity Incentive Plan.

Inventories

The Company does not carry any inventory and has its vendors or distributors ship directly to the consumer based on confirmed orders provided electronically by the Company.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company does not believe that the partial adoption of SFAS 157 has had or will have a material impact on the Company’s financial statements. In February 2008, the FASB issued a FASB Staff Position (“FSP”), FSP SFAS 157-2,  Effective Date of FASB Statement No. 157 , to defer the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP SFAS 157-2 to have a significant impact on the financial statements

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115  (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 has not had a material impact on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Interests in Consolidated Financial Statements — an amendment of ARB No. 51  (“SFAS 160”), which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operations and financial position. However, the adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment to FASB Statement No. 133  (“SFAS 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the  factors  that  should be  considered  in  developing  renewal or  extension assumptions  used to determine the useful life of a recognized  intangible asset under  Statement 142. We are required to adopt FSP FAS 142-3 prospectively for intangible assets acquired on or after January 1, 2009.  Intangible assets acquired prior to January 1, 2009 are not affected by the adoption of FSP FAS 142-3.  We are currently evaluating the impact of adopting FSP FASB 142-3 on our results of operations and financial condition.

In May 2008, the FASB issued Staff  Position No. APB 14-1,  Accounting for Convertible  Debt  Instruments  That  May Be  Settled  in Cash  upon  Conversion (Including  Partial Cash  Settlement),  or FSP APB 14-1.  FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are required to adopt FSP APB 14-1 at the beginning of 2009 and apply FSP APB 14-1 retrospectively to all periods presented.  We are currently evaluating the impact of adopting FSP APB 14-1 on our results of operations and financial condition.

NOTE 3	- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited sales, reflected a loss of approximately $12,857,990 for the year ended December 31, 2008 and will need to raise additional capital and/or obtain financing to continue operations in 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4	PROPERTY, WEBSITE AND COMPUTER EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Office and computer equipment	$186,614	$64,732
Website	684,566	684,566
Total property, website and computer equipment	871,180	749,298
Less: accumulated depreciation	(320,366)	(137,564)
	$550,814	$611,734

Depreciation and amortization expense for the year ended December 31, 2008 was $182,802, compared to $137,255 for the same period in 2007.

NOTE 5	OTHER ASSETS

	2008	2007
Rent Deposits	$20,828	$22,930
Credit Card Reserve	33,387	-
Vendor Deposit	5,852	-
TOTAL	$$60,067	$22,930

Other assets primarily consisted of rent and utility deposits of $17,753 and $3,075 for the Company's Nevada and Irvine offices respectively, at December 31, 2008 and $18,659 and $4,271 at December 31, 2007. Also included in this line item for December 31, 2008 is $33,387 for credit card reserves and $5,852 in vendor deposits.

NOTE 6	ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2008:

	2008	2007
Accrued website costs	$-	$50,000
Accrued interest	388,783	-
Accrued commission	220,869	-
Accrued payroll and related expenses	625,997	180,544
Other	138,885	42,693
	$1,374,534	$273,237

NOTE 7	SHORT TERM BORROWINGS

	2008	2007
Note payable ($190,000 face amount) to Carole Harder bearing an annual interest rate of 12%, unsecured, due 6/20/09	$190,000	$-
Convertible Promissory Notes ($4,280,000 face amount), bearing an annual interest rate of 12%, secured, due 7/31/09	4,280,000	500,000

Bridge Notes ($458,500 face amount), bearing an annual interest rate 12%, unsecured, due 6/30/09	458,500	-

Note Payable to Linlithgow Holdings, LLC (related Party) 12% per annum, Unsecured	-	25,000

Note Payable to Centurion Credit, LLC 12% per annum	-	500,000

Total principal	$4,928,500	$1,025,000
Less debt discount	2,527,945	20,780
Net balance	$2,400,555	$1,004,220

On March 16, 2007 the Company issued a 12% Convertible Note to Mountain Capital Natural Resource Fund, L.P. in exchange for $100,000. The term of this Note is one year from the issuances with provisions to pay interest at 12%, in cash, on a quarterly basis. The principal and accrued interest on this Note may be converted into shares of the Company’s common stock at the option of the holder at any time, at a price of one dollar ($1.00) per share. On May 10, 2007, Mountain Capital Natural Resource Fund, L.P. initiated the optional conversion provision included in this Note, and the Company subsequently issued 205,656 shares of common stock for the cancellation of the 12% Convertible Note. This included $1,808 of interest with the principal conversion of $100,000.

On April 30, 2007 the Company issued a short term Promissory Note to Linlithgow Holdings, LLC (a related party) in exchange for $50,000. The term of this Note was for thirty (30) days from the issuance with provision to pay interest at 12%, in cash from the date of issuance until the Note is paid. On May 9th this Note was paid in full along with the respective interest earned of $247.  On May 14, 2007 the Company issued a short term Promissory Note to Linlithgow Holdings, LLC (a related party) in exchange for $30,000. The term of this Note was for thirty (30) days from the issuance with provisions to pay interest at 12%, in cash from the date of issuance until the Note is paid. On May 24th this Note was paid in full along with the respective interest of $108.  In connection with the issuance of these two notes to Linlithgow Holdings, LLC (a related party), the Company granted a warrant to Linlithgow Holdings, LLC (a related party) in June 2007 to purchase 16,000 shares of its common stock.  The warrant has an exercise price of $0.01 per share, vested immediately, and expires in four years.  The warrant was valued by the Company at $4,685 using the Black-Sholes model and recorded as expense on the notes.

On September 10, 2007 the Company issued a short term Promissory Note to Linlithgow Holdings, LLC  (a related party) in exchange for $90,000. The term of this Note is for thirty (30) days from the issuance with provisions to pay interest at 12%, in cash from the date of issuance until the Note is paid. Also, issued with this note were 15,000 warrants exercisable at $0.30 per share expiring in 2011. These warrants were valued at $0.49 per share using the Black-Scholes method. This resulted in a total value of $7,273 assuming a risk-free interest rate of 5.25% and 100% volatility index. We allocated the proceeds from the issuance of this note and the warrants based on the proportional fair value for each item. Consequently we recorded a discount of $7,273 on the note, which was amortized over the term of the note. For the twelve months ended December 31, 2007, amortization of the discount amounted to $7,273, which was recorded as interest expense. On October 10th this Note was extended another thirty-two days with the same terms and conditions. On October 22, 2007 this Note was paid in full along with the respective interest of $1,243.

On October 14, 2007 the Company issued a 12% Convertible Note to Carole Harder in exchange for $100,000. The term of this Note was for thirty (30) days from the issuance with provisions to pay interest at 12% per annum, in cash. Also, included with this Note were the issuance of warrants to purchase 25,000 shares of our common stock exercisable at $1.00 per share expiring in 2011, which was valued using the Black-Scholes method at $0.59 per share. This resulted in a total value of $9,494 assuming a risk-free interest rate of 5.25% and 100% volatility index. We allocated the proceeds from the issuance of this note and the warrants based on the proportional fair value for each item. Consequently we recorded a discount of $9,494 on the note, which was being amortized over the term of the note. For the twelve months ended December 31, 2007, amortization of the discount amounted to $9,494, which was recorded as interest expense. The principal and accrued interest on this Note was converted into shares of the Company’s Preferred Stock Series “B” at the request of the holder at a price of two dollar ($2.00) per share on December 12, 2007. The Company subsequently issued 102,925 shares of its Preferred Stock Series “B” for the cancellation of the 12% Note. This included $1,907 of interest with the principal conversion of $100,000.

On October 19, 2007 the Company issued a short term Promissory Note to Centurion Credit Resources, LLC (the “Lender”) in exchange for $500,000. The Promissory Note bore interest at 12% per annum payable in cash monthly from the date of issuance until the note is paid. The loan was secured by a lien on all of the assets of BOOMj.com.  As consideration for making the loan, the Company delivered to Lender (a) an origination fee and reimbursement of Lender’s out of pocket costs and expenses in the amount of $19,600, and (b) 404,000 shares (as adjusted by the Merger) of the Company’s common stock. This Note was guaranteed personally by Robert McNulty, Chairman of both the Company and BOOMj.com. On January 18, 2008 this Promissory Note was modified to extend the term of this Note to the earlier of three months from the modification date or the receipt by the Company of the first $2,000,000 in connection with Company’s anticipated private placement of its common stock. As a condition precedent to modification, the Company delivered to Lender (a) an origination fee in the amount of $20,000, and (b) 300,000 additional shares of the Company’s common stock (see Note 8). On April 18, 2008 the Company entered into a Second Modification Agreement and received an option to extend the term for $350,000 of this Note to August 1, 2008 and $150,000 to April 30, 2008 for an additional fee of $100,000.  The Company did not exercise this option, thus did not pay the $100,000 option fee.  As a condition precedent to the April 18, 2008 modification the Company delivered to Lender (a) an origination fee in the amount of $25,000, and (b) 100,000 additional shares of the Company’s common stock. During May 2008, the Company asked the Lender for an additional extension until May 16, 2008 through two modification agreements and the payment of two $5,000 payments and prorated interest on the note. Centurion also has piggyback registration rights associated with the common stock they received. On June 23, 2008 Centurion Credit Resources entered a judgment against the Company and Mr. McNulty for the entire principal amount, plus interest. On July 9, 2008, the Company satisfied the entire judgment by paying in full the $500,000 note balance plus accrued interest of $7,553.

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

On December 24, 2007 the Company issued a short term Promissory Note to Linlithgow Holdings, LLC (a related party-see note 13) in exchange for $25,000. The term of this Note was for thirty days from issuance with interest at 12%. This Note was paid in full (including the $304 interest) in January 2008.

On March 21, 2008 the Company issued a 12% Convertible Note to Carole Harder, an accredited investor in exchange for $140,000 originally due March 20, 2009. In connection with the note, the Company issued to the investor a five-year warrant to purchase 200,000 shares of our common stock exercisable at $0.93 per share. This warrant was valued using the Black–Scholes method at $0.136 per share, resulting in a total value of $27,288 assuming a fair value per share of $0.30, risk-free interest rate of 2.50% and 83% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $1.00 per share. We allocated the proceeds from the issuance of this note and the warrants based on the relative fair value for each item. Consequently, we recorded a discount of $22,837 on the note, which is being amortized over the term of the note using the effective interest method resulting in an effective interest rate of approximately 25%. This note was extended on March 21 for another 90 days.

On December 28, 2007, RES raised $500,000 in a private offering to accredited investors of its 12% Secured Convertible one-year promissory notes. These notes have a voluntary conversion feature to convert into a unit from a contemplated offering, each unit comprised of (i) one share of stock at $0.70 per unit and (ii) one warrant to purchase one share of common stock at an exercise price of $0.93 per share. In addition, on December 28, 2007, the Company issued warrants to the placement agent as financing fees to purchase 71,429 shares of its common stock at an exercise price of $0.93 per share.  The warrant vested immediately and expires in five years. It was valued by the Company at $12,853. Additional promissory notes in conjunction with this same offering were sold by the Company on January 25, 2008 and February 8, 2008 for $1,230,000 and $550,000, respectively. The promissory notes were scheduled to mature on March 31, 2009.  However, the maturity date of the promissory notes has been extended to July 31, 2009 (see Note 16, “Subsequent Events”).  The purchasers of the December 28, 2007, January and February 2008 promissory notes also received warrants to purchase 3,257,143 shares of our common stock exercisable at $0.93 per share expiring in 2013, which was valued using the Black–Scholes method at $0.177 per share. This resulted in a total value of $577,769 assuming a fair value per share of $0.30, risk-free interest rate range of 3.25% to 5.25% based on the note issuance and 100% volatility index. Consequently, we recorded a discount of $460,952 on the notes, which is being amortized over the term of these notes using the effective interest method with an effective interest rate between 26% and 27%. In addition, on January 25, 2008 and February 8, 2008, the Company issued warrants to the placement agent as financing fees to purchase 175,714 and 78,571 respectively, shares of its common stock at an exercise price of $0.93 per share.  The warrant vested immediately and expires in five years. These warrants were valued by the Company at $44,882. The Company has also granted, to these investors, a security interest in all its assets.

In addition to the above terms of the 12% secured convertible promissory notes, the Company granted to the January and February 2008 note-holders “piggyback” registration rights with respect to the shares of Common Stock issued or issuable under those notes and warrants.  The Company also agreed with the note-holders that in the event all of the shares underlying their warrants have not otherwise been included in a registration statement filed by the Company with the SEC on or prior to May 1, 2008, other than for certain specified reasons, then, as partial relief for the damages to the investors, the Company shall pay to the noteholders an amount in cash equal to one percent (1.0%) of the original cash consideration invested by the noteholders for each 30 day period during which the registration statement is not effective. Since a registration statement was not filed by June 30, 2008, the Company accrued $45,000 as a penalty charge. During the fiscal quarter ended September 30, 2008, this registration obligation and the requirement to pay penalties was waived by the majority of noteholders and the accrual was reversed.

In addition, during 2008, the Company raised $2,025,000, in a private offering from accredited investors.  The securities sold by the Company consisted of its 12% secured convertible promissory notes and warrants to purchase 2,892,858 shares of the Company’s common stock at an exercise price of $0.93 per share.  The notes are convertible at a price of $0.70 per share, are secured by a lien on the Company’s assets and on the assets of Boomj.com, Inc., and mature on July 31, 2009.  The warrants were valued using the Black–Scholes method at $0.767per share. This resulted in a total value of $2,218,822 assuming a fair value per share of $1.00, risk-free interest rate of 3.32% and 100% volatility index.  Under EITF 00-27 and APB No. 14, we allocated the proceeds from issuance of these notes and warrants based on the relative fair value for each item.  Consequently, we recorded a discount of $1,135,980 on the notes, which is being amortized over the term of these notes using the effective interest rate method.  A discount was also recorded on these convertible notes based on the requirement to bifurcate the conversion feature as noted below.  As a result, those convertible notes were recorded with additional discounts in the total amount of $770,903. The combined value of the note discount and discount related to the conversion feature on the convertible notes is being amortized over the term of the respective convertible note using the effective interest method. The amortization of the discounts was recorded as interest expense.  Since the discounts represent near 100% of the loan proceeds from these notes, the effective periodic interest rate for these notes ranges from between 77% and 86%.  As a result, the majority of amortization expense will be incurred at the end of the term of the note.  See the table below for the timing and approximate amounts of the amortization expense.  For the twelve months ended December 31, 2008, we recorded interest expense of $316,127 related to amortization of the discounts. We also recorded an additional interest expense of $108,208, which was for the stated interest rate and accrued as of December 31, 2008.

Note Amounts	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/09	TOTAL

$2,025,000	$-	$316,127	$270,974	$503,258	$934,641	$2,025,000

Total	$-	$316,127	$270,974	$503,258	$934,641	$2,025,000

In addition the Notes contained several provisions which if triggered would reset the conversion price of the Notes including; (1) in the event the Company failed to timely convert or deliver the conversion shares, the Notes went into default as defined under the agreement or a change of control event, as defined in the Note agreement, occurred, the holders of the Note could demand immediate cash payment of the greater of 120% of the outstanding principal plus accrued interest or the dollar amount equivalent of the number of shares convertible into at the time of the triggering event multiplied by the closing stock price of the Company’s common shares; (2) a reset provision such that should the Company issue in the future any common stock or instruments convertible or exchangeable into common stock of the Company at a per share price lower than the then in effect conversion price, would automatically reset the conversion price of the Notes to that lower price and (3) the Company agreed to reset the conversion price of the notes based on a formula of meeting certain sales and income targets in the twelve month period ending June 30, 2009, such that the conversion price would reset lower by 1% for every 1% of either the revenue or income targets missed by the Company, with a cap such that the reduction in price per share could not exceed 50%.

Because of these provisions, the Company determined that the conversion feature was not clearly and closely related to the Note host contract and under the guidance of Emerging Issues Task Force (“EITF”) 05-2 “The Meaning of Conventional Convertible Debt Instrument Under EITF 00-19” and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) it has bifurcated the conversion feature.  Because the conversion feature is not considered to be conventional convertible and note holders have the ability to demand cash settlement of the conversion feature, the amount recorded has been shown as a liability at December 31, 2008 of $1,523,651.  Under the requirements of SFAS 133, the Company has remeasured the fair value of the conversion feature at each reporting period after inception, with those changes in fair value being recorded in the statement of operations.

The warrants issued under this Note and Warrant Purchase Agreement also contained several provisions which if triggered would reset the strike price of the warrants and also possibly the number of warrant shares to be issued, including (1) a reset provision such that should the Company issue in the future any common stock or instruments convertible or exchangeable into common stock of the Company at a per share price lower than the then in effect conversion price, would automatically reset the conversion price of the Notes to that lower price and would also increase the number of shares exercisable and (2) the Company agreed to reset the conversion price of the notes based on a formula of meeting certain sales and income targets in the twelve month period ending June 30, 2009, such that the conversion price would reset lower by 1% for every 1% of either the revenue or income targets missed by the Company, with a cap such that the reduction in price per share could not exceed 50%.

Because of these provisions, the Company has determined that the provisions within the warrants that could result in the issuance of a variable number of shares preclude amounts ascribed to the warrants from being included in permanent equity so long as those provisions are outstanding.  Under the guidance of Accounting Series Release (“ASR”) 268 and Topic D-98 the Company has recorded the amounts for the warrants under Temporary Equity.  The Company believes as of the issuance date and the date of these financial statements that the provisions which would trigger the reset to be remote and thus has not remeasured the warrants after the date of issuance.  Should the trigger events become probable, the Company will remeasure the warrants and any changes will be reported in expense at that time. Both the Notes and Warrants also contained standard anti-dilution provisions.

The Company in August 2008 issued warrants to the placement agent to purchase 289,286 shares of its common stock at an exercise price of $0.93 per share.  The warrants vested immediately and expire in five years. These warrants were valued by the Company using the Black-Scholes method at $831,872 using a fair value per share of $1.00, risk-free interest rate of 3.32% based on the note issuance and 100% volatility.

In October 2008 the Company issued detachable warrants along with a note agreement with an exercise price of $0.70 per share.  This issuance triggered the reset provision contained within the warrants above such that the warrant exercise price reset to $0.70 from $0.93 and the number of shares exercisable increased to 3,843,364 from 2,892,858.  The Company recorded an additional discount of $118,000 in 2008 which will be amortized.

On May 29, 2008, one of the note-holders from the January 2008 investment converted a $25,000 note including accrued interest of $1,028 into 37,182 shares of the Company’s common stock.

During August 2008, the Company paid off a zero coupon note to one of its investors of $110,000 which $95,000 represented cash received from the prior quarter.

On September 23, 2008 the Company received $50,000 from an accredited investor as a 90 day Zero Coupon note in which $55,000 was due in December 2008. The Company made payments of $26,500 in December 2008, and paid the balance in incremental payments during the first quarter of 2009.

During 2008, the Company entered into several short term (ninety-day) unsecured, 12% promissory notes with certain accredited investors for a total of $1,508,232. Along with these notes, the Company issued warrants to purchase 754,116 shares of common stock at an exercise price of $0.70 expiring in 2013, which was valued using the Black–Scholes method at $0.192 per share. This resulted in a value of approximately $144,000 assuming a fair value per share of $0.30, risk-free interest rate of 3.32% and a 100% volatility index. Consequently, the Company recorded a discount of $131,865 on the notes, based on the relative fair value of the warrants, which is being amortized over the term of these notes. During 2008, all notes plus interest accrued of $36,598 were converted into 1,542,457 shares of common stock.  On August 22, 2008 the Company issued 327,126 shares of the Company’s common stock to another one of our placement agents as part of their commission in connection with this convertible note private placement.   In accordance with an agreement with the placement agent, the number of shares were determined by converting the cost of services to common stock at $.70 per share.  However, at the time of settlement, in accordance with generally accepted accounting principles, the company used the trading price of the stock, which ranged between $2.24 and $3.27 per share, to convert the liability.  Since the Company initially recorded an expense of approximately $325,000 for these services, this settlement resulted in additional  expense of  $583,893.

During the third quarter ended September 30, 2008, the Company issued short term (ninety-day) unsecured, 12% promissory notes to four (4) accredited investors for a total of $170,000.  Along with these notes, the Company issued warrants to note holders to purchase 57,500 shares of common stock exercisable at $0.70 per share expiring in 2013, which was valued using the Black–Scholes method at $0.39 per share. This resulted in a Black–Scholes value of $32,000 using a market price per share of $1.00, risk-free interest rate of 3.32% and a 100% volatility index. Consequently, the Company recorded a discount of $64,857 on the notes, based on the relative fair value of the warrants, which is being amortized over the term of these notes. These notes also contain a conversion feature in which the holder may convert their respective principal and accrued interest into shares of the Company’s common stock at $1.00 per share. During the fiscal quarter ended September 30, 2008; $90,000 of principal from the notes were converted into 90,000 shares of common stock and accrued interest of $770 was converted into 770 shares of common stock.

On October 30, 2008, November 17, 2008, December 4, 2008 and December 17, 2008, the company raised $130,000, $100,000, $180,000 and $40,000 respectively in a private offering from accredited investors. The securities sold by the Company consisted of its 12% secured convertible promissory notes and warrants to purchase 130,000, 100,000 180,000 and 40,000 shares of the Company’s common stock , respectively at an exercise price of $0.70 and $1.00 respectively.  The warrants were valued using the Black–Scholes method. This resulted in a total value of $203,966 assuming a fair value per share of $1.00, risk-free interest rates ranging from 2.06% to 2.75% based on the note issuance and 100% volatility index.  Under EITF 00-27 and APB No. 14, we allocated the proceeds from issuance of these notes and warrants based on the proportional fair value for each item.  Consequently, we recorded a discount of $209,966 which is being amortized over the term of these notes using the effective interest rate ranging from 3.815% to 5.329%.  A beneficial conversion discount was also recorded on these convertible notes since these notes were convertible into shares of common stock at an effective conversion price lower than the fair value of the common stock.  The beneficial conversion amount was limited to the portion of the cash proceeds allocated to those convertible notes.

On October 22, 2008 the company received $25,000 from an accredited investor as a 90 day zero coupon note in which $30,000 was due in January 2009. Payments on the $30,000 note  through March 31, 2009 were $16,500 and the balance is scheduled to be paid  in full during April 2009.

The Company recorded $467,098 and $17,822 as interest expense on the above notes for the twelve month period ended December 31, 2008 and 2007, respectively. Also, included in interest expense is the amortization of $2,446,939 and $279,903 of loan origination fees associated with these notes for the year ended 2008 and 2007 respectively.

NOTE 8	COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

As of December 31, 2007 our authorized capital stock consisted of 75,000,000 shares of common stock, par value $.001 per share. As of December 31, 2007, there were 3,150,000 issued and outstanding shares of common stock, 34,458,067 shares issuable, and 1,500,000 shares to be cancelled. The Company issued 6,478,076 shares of common stock during the twelve month period ended December 31, 2008.

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

On April 27, 2007, the Company fully accepted the Website software form Hype/Swapin Networks (a related party; also see Note 13) for the development of the website and delivered the final 202,000 shares of Series A Convertible 10% Cumulative Preferred Stock ($0.001 par value) at $0.248 per share with piggy back registration rights that were previously held back. On December 28, 2007, these shares were exchanged for 222,200 shares of BOOMj.com common stock.

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

On September 10, 2007 the Company issued a short term Promissory Note to Linlithgow Holdings, LLC (a related party) in exchange for $90,000. The term of this Note was for thirty (30) days from the issuance with provisions to pay interest at 12%, in cash from the date of issuance until the Note is paid. On October 10, 2007 this Note was extended another thirty-two days with the same terms and conditions. Also, issued with this note was warrant to purchase 15,000 shares of common stock exercisable at $0.30 per share expiring in 2011. These warrants were valued at $0.49 per share using the Black-Scholes method. This resulted in a total value of $7,273 using a risk-free interest rate of 5.25% and 100% volatility index.

On September 24, 2007, the Company entered into an agreement with a firm to provide management and financial consulting services for publicly traded companies. The Company in exchange for these services issued 80,800 shares of the Company’s common stock. These shares were valued by the Company at $0.297 per share for a total of $24,000. The Company has reported $12,000 in consulting fees in the accompanying Statement of Operations and the remaining $12,000 is in Prepaid Expense. This agreement was for a period of twelve months with piggy back stock registration rights.

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

On October 19, 2007 the Company issued 404,000 shares of the Company’s common stock to two individuals for services rendered in connection with obtaining the Centurion Loan for the Company. These shares were valued by the Company at $0.297 per share for a total of $120,000. The cost of this issuance is recorded as prepaid financing costs and amortized over the term of the Centurion Loan. Accordingly, on December 28, 2007 these shares were exchanged for 404,000 shares of BOOMj.com common stock.

On November 6, 2007, the Company entered into an agreement with the firm Richardson & Patel LLC to provide legal services for publicly traded companies. The Company in exchange for these services issued 20,200 shares of the Company’s common stock. These shares were valued utilizing information provided from Financial Valuation Group at $0.297 per share for a total of $6,000. Accordingly on December 28, 2007 these shares were exchanged for 20,200 shares of BOOMj.com common stock.

On November 15, 2007 the Company issued 606,000 shares of the Company’s common stock to an employee of the Company for the services provided in 2007.  These shares were valued by the Company at $0.297 per share for a total of $180,000.

On January 18, 2008, the promissory note with Centurion Credit Resources, LLC was modified to extend the term for an additional ninety (90) days. As a condition precedent to modification, the Company paid Centurion Credit Resources (a) an origination fee of $20,000, and (b) 300,000 shares of the Company’s common stock. These shares were valued at $0.30 per share for a total of $90,000. $22,500 of this cost was amortized during the three month period ended March 31, 2008 as debt financing fees. On April 18, 2008 the Company entered into a Second Modification Agreement with Centurion Credit Resources, LLC on its $500,000 note. As a condition precedent to modification, the Company paid to Centurion Credit Resources’ (a) an origination fee in the amount of $25,000, and (b) 100,000 additional shares of the Company’s common stock valued at $30,000.

On January 19, 2008, the Company issued a four-year warrant to purchase up to 12,500 shares of common stock at an exercise price of $0.70 per share to an accredited investor for services rendered in connection with obtaining short term financing for the Company.  The warrants were valued using the Black–Scholes method at $0.001 per share. This resulted in a total value of $10 assuming a risk-free interest rate range of 4.00%, and 16% volatility index.

On January 25 and February 1, 2008, the Company issued an aggregate of 105,000 shares of the Company’s common stock to three entities for services rendered to the Company. These shares were valued by the Company at $0.30 per share for a total of $31,500. The total amount was amortized during 2008 as debt financing fees.

On February 7, 2008, the Company issued a warrant to a media entity for services rendered to the Company. Included in this transaction were the issuances of 20,000 warrants exercisable at $0.93 per share, expiring in 2011. The warrants were valued using the Black–Scholes method at $0.092 per share. This resulted in a total value of $1,843 assuming a risk-free interest rate of 3.50% and 73% volatility index. This amount was expensed in selling, administrative, and general expense during the three month period ended March 31, 2008

On February 13, 2008, the Company issued 350,000 shares of the Company’s common stock to three entities for services rendered in connection with the private placement offering of the Convertible 12% Secured Promissory Notes described above for February 7, 2008. These shares were valued by the Company at $0.30 per share for a total of $105,000.

On February 20, 2008, Carole Harder, an accredited investor, acquired 71,429 shares of the Company’s common stock at $0.70 per share for $50,000 in cash. Also, included in this transaction was the issuance of a warrant to purchase 71,429 shares of our common stock at an exercise price of $0.93 per share expiring in 2011.

On February 28, 2008, the Company issued 40,000 shares of its common stock upon the exercise of warrants to purchase the Company’s stock at $0.01 per share by two entities.

On March 12, 2008, an accredited investor acquired 40,000 shares of the Company’s common stock at $0.70 per share or $28,000 in cash. Also, included in this transaction was the issuance of a warrant to purchase 40,000 shares of our common stock at an exercise price of $0.93 per share expiring in 2013.

On April 16, 2008, the Company and Coventry Windsor, Inc. entered into an agreement for Coventry Windsor, Inc. to provide services related to finding contacts for future funding and other services.  The term of the agreement is for one year and Coventry Windsor, Inc. will be compensated by a 4% commission on all monies raised through their introductions.

In May 2008, the Company entered into an agreement with Wealth Wise LLC to provide investor relation and other services to the Company on a month-to-month basis. As compensation for these services, we agreed to pay Wealth Wise LLC $25,000 in cash and 25,000 shares of our common stock each month. In 2008 we issued a total of 100,000 shares of our stock under this agreement and recorded expense in the amount of $303,730.

 On May 29, 2008 one of the January 2008 note holders converted an amount of $26,027 being principal and interest of their note into 37,182 shares of the Company’s common stock.

During 2008 the Company issued 535,715 shares of the Company’s common stock, to one of its service providers of technical and administrative assistance for the Company’s e-commerce platform, in settlement of a liability incurred during 2008.  The Company has an agreement with this provider to settle the liability at $.70 per share.  However, in accordance with generally accepted accounting principles, since the trading price of the common stock on the date of settlement was $3.21 per share, the Company recorded an additional expense of $268,929 in 2008.

During  2008 the Company issued 425,376 shares of its common stock for $428,635 to foreign investors.

During 2008, one of our placement agents and three of our investors exercised their warrants utilizing a cashless option in their agreement, converting 744,027 warrants into 574,326 shares of the Company’s common stock at an exercise price of $0.93.

On August 22, 2008 the Company issued 224,646 shares of the Company’s common stock to another one of our placement agents as part of their commission in connection with the convertible note private placement.   In accordance with an agreement with the placement agent, the number of shares was determined by converting the cost of services to common stock at $.70 per share.  However, at the time of settlement, in accordance with generally accepted accounting principles, the Company used the trading price of the stock, which ranged between $2.24 and $3.27 per share, to convert the liability which resulted in us recording $607,289 of loan fees.  In addition this same placement agent was paid cash commission and fees of $68,300.

On September 26, 2008 the Company issued 50,400 shares of the Company’s common stock to a placement agent for settlement of a liability incurred in a prior period.   In accordance with an agreement with this placement agent the number of shares was determined by converting the cost of the services to common stock at $.70 per share.  However, in accordance with generally accepted accounting principles, the Company used the trading price of the stock on the settlement date, which was $2.50 per share, to record the expense related to this liability.  Since $15,000 was recorded as expense in a previous period, this resulted in additional expense of $111,000 in 2008.

On September 30, 2008 the Company sold 25,000 shares of its common stock for $25,000.  As part of this transaction, a warrant was issued to purchase an additional 12,500 shares of common stock at $.70.  This warrant vested immediately and expires in 5 years.

During 2008, the holders of $1,598,232 of short term convertible notes along with the accrued interest of $37,368 was converted into 1,635,600 shares of common stock ..

On October 9, 2008 the Company issued 5,000 shares of common stock to a vendor for computer software services valued at the trading price of the common stock on the date of the transcations.

During October 2008 the Company sold to five (5) different investors, an aggregate of 155,000 shares of its common stock for $155,000. As part of these transactions, warrants were issued to the investors to purchase an additional 77,500 shares of common stock at $0.70 per share.

On October 22, 2008 $25,000 of principal from the short term convertible notes was converted into 25,000 shares of common stock and the related accrued interest of $904 was also converted into 904 shares of common stock.

In December 2008 the Company sold to four (4) different investors, an aggregate of 25,000 shares of its common stock for $25,000. As part of these transactions, warrants were issued to the investors to purchase an additional 25,000 shares of common stock at $1.00 per share.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants:

	Outstanding			Outstanding
Exercise Price	December 31, 2007	Issued in 2008	Exercised	December 31, 2008
$0.01	193,920	—	(40,000)	153,920	(1)
$0.30	30,300	—	—	30,300
$0.50	101,000	—	—	101,000	(1)
$0.70	0	5,087,480	—	5,087,480
$0.93	896,429	3,917,858	(787,644)	4,026,643
$1.00	58,247	445,000	—	503,247
$2.40	132,310	—	—	132,310	(1)
	1,412,206	9,450,338	(827,644)	10,034,900

(1)
The chart above includes in the outstanding December 31, 2007 balance warrants to purchase BOOMj.com common stock.  The BOOMj.com warrants to purchase common stock should have been exchanged for warrants of the Company.  On June 28, 2008, the Company issued replacement warrants for the BOOMj.com warrants.   The outstanding warrants as of December 31, 2008, therefore, include an additional 260,442 warrants issued to replace the warrants previously issued by Boomj.com, Inc., which new warrants were issued at a rate of 2.02 shares of the Company common stock for each warrant share of BOOMj.com. The Company has reserved a sufficient number of shares of authorized common stock for issuance upon exercise of the outstanding warrants.

2008 Stock Option Plan

In September 2008, the Company's Board of Directors approved the 2008 Equity Incentive Plan of Beyond Commerce (the "Plan"). The Plan reserves 3,500,000 shares of common stock for issuance pursuant to stock options that are either “incentive stock options” (“ISOs”) intended to satisfy the requirements under Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder, or “non-qualified stock options” (“NQSOs”), (collectively the “Options”). Employees of the Company, or any of the Company’s subsidiaries, at the option grant date are eligible to receive NQSOs or ISOs. Consultants, or non-employee directors of the Company or any of the Company's subsidiaries, are eligible to receive NQSOs. The Plan is administered by the Board of Directors of the Company (the "Board"). In order to comply with certain rules and regulations of the Securities and Exchange Commission or the Internal Revenue Code, the Board can delegate authority to appropriate committees of the Board made up of “non-employee directors”, as defined under Rule 16b-3 of the Securities and Exchange Act of 1934, and “outside directors” as defined by Section 162(m) of the Code. The Board has full and final authority to: grant Options; determine the fair market value of the shares subject to Options; determine the exercise price of the Options granted; select the persons to whom awards may be granted; determine the time or times at which Options shall be granted; interpret the Plan; prescribe, amend and rescind rules and regulations relating to the Plan; to modify or amend Options or defer the exercise date of the Options, with the consent of the optionee; and to make all other determinations deemed necessary for the administration of the Plan.

Under the Plan, each option granted will be evidenced in a form satisfactory to the Plan administrator, executed by the Company and the option grantee. Options issued under the Plan have a term of no more than 10 years, an exercise price equal to at least 100% of the fair market value of the Company's common stock on the date of grant, are exercisable immediately as of the effective date of the stock option agreement granting the option or in accordance with a schedule as may be set up by the Plan administrator (each such date on such schedule, the “Vesting Base Date”), and unless otherwise determined by the Board, may not be transferred except by will, the laws of descent and distribution, or pursuant to a domestic relations order. Option grants to any person owning more than 10% of the total combined voting power of all of the Company’s classes of stock, either directly or through attribution as defined by the Code, or any affiliate as defined by the rules and regulations of the SEC (“Affiliate”), may not carry an exercise price of less than 110% of the fair market value of the Company’s common stock at the date of grant. The exercise period of ISOs granted may not exceed ten years after the date of grant. Upon termination of employment, all options immediately vest unless stipulated otherwise by the Plan administrator at the time of issuance.

The 2008 Equity Incentive  Plan was approved by the stockholders of the Company on September 11, 2008.

Stock Options Granted

On September 11, 2008, the Board of Directors approved the issuance of stock options as described below in accordance with the 2008 Equity Incentive Plan. The employee options have a cliff vesting schedule over a three year period that vest one third after one year of service and then 4.2% per month over the remaining twenty-four months. Options issued to non-employees for meeting performance-based goals vest immediately.

Option Group	Number of Stock Options Issued	Exercise Price	Expiration
$0.70	450,000	$0.70 per share	September 10, 2019
$0.80	20,000	$0.80 per share	September 10, 2019
$0.90	451,049	$0.90 per share	September 10, 2019
$1.01	73,271	$1.01 per share	September 10, 2019
$1.50	120,000	$1.50 per share	September 10, 2019

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model.  Consequently, the Company recorded a share-based compensation expense of $630,832 for the year ended December 31, 2008. Total compensation costs to be recognized over the next 2.4 weighted average number of years will be $931,989 for all non-vested employee options as of December 31, 2008. The following table summarizes the weighted average of the assumptions used in the method.

	Year ending December 31, 2008	Year ending December 31, 2007
Expected volatility	100%	n/a
Dividend yield	n/a	n/a
Expected terms (in years)	5-10	n/a
Risk-free rate	1.50%-2.9%	n/a

The following table summarizes the Company’s stock option activity and related information:

Number of
Shares

Balance as of January 1, 2008	-
Granted	1,114,320
Options to be issued	-
Expired/forfeit	-
Balance as of December 31, 2008	1,114,.320

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Outstanding Shares at December 31, 2008	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price

$0.70	450,000	9.75 years	$0.70	69,300	$0.70
$0.80	20,000	9.75 years	$0.80	--	$0.80
$0.90	451,049	9.75 years	$0.90	448,584	$0.90
$1.01	73,271	9.75 years	$1.01	56,502	$0.90
$1.50	120,000	9.75 years	$1.50	103,300	$1.50

The weighted-average grant-date fair value of the option granted during the years ending December 31, 2008 was $0.89.

Dividends

In 2007 at the time of the merger and conversion of the preferred stock the Company issued an additional 599,221 shares of common stock to the preferred stockholders in full payment of preferred dividends totaling $188,964.

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

NOTE 9 – INCOME TAXES
A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	2008	2007

Statutory U.S. federal rate	(34.00)%	(34.00)%
Permanent differences	-	7.00%
Valuation allowance	34.00%	27.00%
Provision for income tax expense(benefit)	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	5,106,757	1,306,238
Unamortized start up costs	18,000	18,000
Accrued expenses	219,729	-
Non-cash compensation	678,392	-
Derivative liabilities	606,925	-
Deferred revenue	242,985	-
Total deferred tax assets	6,872,788	1,324,238
Deferred tax liabilities
Beneficial conversion features	(426,016)	-
Deferred commissions	(103,591)	-
Total deferred tax liabilities	(529,607)	-

Valuation allowance	(6,343,181)	(1,324,238)
Net deferred tax asset	-	-

At December 31, 2008 the Company had U.S. federal net operating losses of approximately $13,174,000 for income tax purposes which will expire in 2017 and 2018.  For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets.  The net change in the total valuation allowance for the year ended December 31, 2008 was an increase of $5,018,983.

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority.  Pursuant to FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.   In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

Amount
Gross unrecognized tax benefits at December 31,2007	-
Increases in tax positions for current year	-
Settlements	-
Lapse in statute of limitations	-

Gross unrecognized tax benefits at December 31,2008	-

The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company's accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

NOTE 10	COMMITMENTS and CONTINGENCIES

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

On May 1, 2008 the Company relocated its Orange County office to Irvine, California. The Irvine lease is for a twelve month period for approximately 2,042 square feet of office space. The lease in Irvine houses the Company’s marketing and content employees. Total rent expense incurred by the Company, which includes the leases above and sundry month to month rental expenditures was $225,006 and $125,421 for the twelve  month period ended December 31, 2008 and 2007, respectively. The Company signed an amendment to its lease in Henderson, Nevada in February 2009, effective March 16, 2009 for an additional 5,634 square feet of office space adjacent to the current office.  This amendment ties to the expiration of the present lease and will expire January 31, 2012.  The Company has future minimum lease obligations as follows:

Twelve months ending December 31,	2008
2009	$270,496
2010	290,025
2011	298,726
2012	12,138
Total	$871,385

NOTE 11 – SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company will derive a significant portion of its revenue from e-commerce based customers. This is a very competitive market with many suppliers for the products the Company offers. The Company believes that it can replace any one product line with another supplier without any disruptions in activity.

NOTE 12 – SEGMENT REPORTING

Beyond Commerce, Inc manages its operations through two business segments: BOOMj.com  dba i-Supply and Local Ad Link . Each unit owns and operates the segments under the respective names.

The Company evaluates performance based on net operating profit. Administrative functions such as finance, treasury, and information systems are centralized and although they are not considered operating segments are presented below for informative purposes. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments do share facilities in Henderson NV. In the event any supplies and/or services are provided to one operating segment by the other, the transaction is valued according to the company’s transfer policy, which approximates market price. The costs of operating the segments are captured discretely within each segment. The Company’s leasehold improvements, property, computer equipment, inventory, and results of operations are captured and reported discretely within each operating segment.

Summary financial information for the two reportable segments is as follows:

	2008	2007
______________Operations: I-Supply dba BOOMj.com
Net sales	$1,060,272	$94,485
Gross Margin	(23,102)	(3,394)
Depreciation	181,134	137,255
Assets	598,016	852,202
Capital Expenditures	111,882	149,698
______________Operations: Local Ad Link
Net sales	$782,959	-
Gross Margin	(108,766)	-
Depreciation	1,668	-
Assets	644,927	-
Capital Expenditures	10,000	-

	2008	2007
Consolidated Operations:
Net sales	$1,843,231	$94,485
Depreciation	182,802	137,255
Assets	1,242,940	925,056
Capital Expenditures	121,882	149,689

NOTE 13 – RELATED PARTIES

Rhett McNulty is the son of Robert J. McNulty, our CEO. Rhett McNulty owns Linlithgow Holdings, LLC, which is the Company’s largest shareholder. Rhett McNulty is also the Chief Operating Officer and an 18% owner of Hype/Swapin Networks, Inc. In December 2006 Boomj.com, Inc. purchased its proprietary website software from Hype/Swapin Networks, Inc. for 500,000 shares of Boomj Series A Preferred stock. Prior to the acquisition of BOOMj these 500,000 Series A Preferred shares were converted into 550,000 shares of Boomj.com’s common stock. In connection the acquisition of BOOMj.com, we issued 1,111,000 shares of our common stock in exchange for these 550,000 shares.

During 2007 Boomj.com borrowed $218,000 from Linlithgow Holdings LLC in a series of transactions. All of the loans bore interest at 12% per year and have since been repaid. In connection with these loans Boomj.com issued Linlithgow Holdings warrants to purchase 34,835 shares of its common stock. The warrants are exercisable at price ranges from $0.01 to $1.00 per share and expire on December 31, 2011. The Company also paid Linlithgow Holdings $195,000 in consulting fees for services provided.  In 2008 we paid Linlithgow Holdings $53,450 in commissions and consulting fees.

We also have related party transactions with FA Corp in which the principal shareholder is a member of our board of directors, Murray Williams.  We paid FA Corp in 2008 $102,673 for services rendered. Another one of our directors, Mr. Barry Falk is a partner in the law firm Irvine Venture Law Firm. The Company paid $185 in 2007 and $336 in 2008 for legal services provided to the Company by Mr. Falk’s firm.

In 2009, we started using a debit card issued by TAC Financial, Inc., which as of December 31, 2008 was 85% owned by Linlithgow Holdings, LLC. Additionally, one of our employees, Clark McNulty, the son of Robert J. McNulty, sits on the Board of TAC Financial, Inc.  The Company has not incurred any expenses related to these debit cards in 2008.  The Company uses their VISA debit card as a means to pay commissions to our Local Ad Link sales representatives.  As of March 13, 2009 Linlithgow Holdings, LLC ownership percentage of TAC Financial, Inc. was reduced to approximately 75%.

NOTE 14 – NET LOSS PER SHARE OF COMMON STOCK

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share).  The total number of such stock options shares excluded from the diluted net loss per common share presentation was 19,010,108 and  1,151,764 at December 31, 2008 and 2007, respectively.

Outstanding warrants of 10,034,900, 1,114,320 stock options, 6,764,285 convertible debt to purchase the Company’s common stock are not included in the computation of diluted earnings per share because the effect of these instruments would be anti-dilutive (i.e., reduce the loss per share) for the year ended December 31, 2008. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the period ended December 31, 2008 and the year ended December 31, 2007:

Numerator

Basic and diluted net loss per share:

	2008	2007

Net loss available to common stockholders	$(12,857,990)	$(4,973,477)

Denominator

Basic and diluted weighted average number of shares outstanding	38,580,296	24,533,552

Basic and diluted net loss per share	$(0.33)	$(0.20)

NOTE 15   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS (not described elsewhere)

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $48,192 and $13,575 for the year ended December 31, 2008 and 2007, respectively for interest. The Company did not make any payments for income tax during the year ended December 31, 2008. As of December 31, 2008, prepaid loan fees included $263,007 (net of amortization) of debt related fees, which were paid by issuing common stock and warrants.

During 2007, prepaid expenses included $52,000 of prepaid loan and consulting fees which were paid by issuing common stock. Also, during 2007 a note for $100,000 and interest expense of $1,907 was converted into Series B preferred stock.

During 2007, the Company issued 202,000 shares of Series A preferred stock in payment of a payable of $50,000 and issued warrants valued at $22,908 for additional debt financing.

During 2007, the Company issued 404,000 shares of common stock valued at $96,775 as additional consideration for a $500,000.

NOTE 16    SUBSEQUENT EVENTS

In January 2009, we issued 10,000 shares of our common stock for services provided as a commission, and an addition 1,000 shares of common stock to an individual for services rendered with setting up our debit card program used for paying our sales representatives.

On January 12, 2009 we issued 25,000 shares of common stock for cash at $0.80 per share to an accredited investor.

On January 7, 2009 we received a bridge loan of $100,000 at 12% interest due May 7, 2009.  In addition we issued warrants to the investor to purchase 100,000 shares of our common stock at an exercise price of $1.00.

On January 26, 2009 we issued stock options to two of our Board members of 56,625 each with a $0.70 exercise price.

In February 2009, we issued 52,000 shares of our common stock for services rendered in connection with our convertible bridge loans procured during the fourth quarter 2008.Also in February, we issued 5,000 shares of stock as compensation to an employee.

During the first quarter of 2009, three of our note holders converted the principal and interest of their convertible promissory notes into shares of our common stock at a conversion rate of $.70 per share.  Total principal converted was $205,000, which amount was converted into 292,858 common shares.  Total accrued interest converted was $23,627 into 33,752 common shares.

During March 2009, the holders of $2,025,000 of our secured convertible promissory notes that were scheduled to mature on March 31, 2009 agreed to extend the maturity date to July 31, 2009.  As consideration for their agreement to extend the maturity date, we issued three-year warrants to the note holders granting them the right to purchase an aggregate of 600,000 shares of our common stock, at an exercise price of $1.00 per share.