Form 10-Q
period 2009-03-31
Beyond Commerce
filed 2009-05-15
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

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
COMMON STOCK $0.001 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐  No ☐.
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

As of May 15, 2009, there were outstanding 44,374,148 shares of the registrant’s common stock.

BEYOND COMMERCE, INC.
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2009

Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet at March 31, 2009 (Unaudited) and December 31, 2008	3

Condensed Consolidated Statements of Operations for the Three Month Period ended March 31, 2009 & 2008 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Month Period ended March 31, 2009 & 2008 (Unaudited)	5

Notes to the Condensed Consolidated Financial Statements (Unaudited)	6 - 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-18

Item 3. Quantitative and Qualitative Information About Market Risk	18

Item4T. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	20

Item 4. Submission of Matters to Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

SIGNATURES	21

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

BEYOND COMMERCE
CONDENSED CONSOLIDATED BALANCE SHEET

	Unaudited March 31, 2009	December 31, 2008 as adjusted, (Note 15)
ASSETS
Current assets :
Cash	$12,490	$100,086
Accounts receivable	1,055,410	226,091
Prepaid loan cost	424,929	562,665
Prepaid commissions	1,119,401	260,055
Other current assets	87,172	46,230
Total current assets	$2,699,402	$1,195,127

Property, Web site and computer equipment	959,002	871,180
Less: Accumulated depreciation and amortization	(372,137)	(320,366)
Property, Web site and computer equipment – net	$586,865	$550,814

Other Assets	81,459	60,067

Total assets	$3,367,726	$1,806,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short term borrowings	$3,165,603	$2,400,555
Accounts payable	2,268,835	1,490,590
Accounts payable - related party	-	19,552
Note derivative liability	1,630,595	3,396,935
Other current liabilities	2,336,589	1,374,534
Deferred Revenue	2,697,885	609,987
Total current liabilities	$12,099,507	$9,292,153

Stockholders’ Deficit :
Common stock, $0.001 par value, 200,000,000 and 75,000,000 shares authorized as of March 31, 2009 and December 31, 2008, respectively, and 41,355,753 and 40,936,143 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	$41,356	$40,936
Additional paid in capital	12,513,136	11,096,604
Accumulated deficit	(21,286,273)	(18,623,685)
Total stockholders' deficit	$(8,731,781)	$(7,486,145)

Total Liabilities and Stockholders' Deficit	$3,367,726	$1,806,008

See accompanying notes of these unaudited condensed financial statements.

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month period ended March 31,
Unaudited

	2009	2008
Revenues
Advertising Revenue	$6,017,181	$-
Merchandising Revenue	26,987	760,949
Total Revenue	6,044,168	760,949
Operating expenses
Cost of advertising	$5,112,536	$-
Cost of merchandising	14,525	820,818
Selling general & administrative	2,926,704	1,646,447
Selling general & administrative - related party	23,408	35,792
Professional fees	847,956	269,423
Professional fees - related party	77,900	23,200
Depreciation and amortization	51,771	41,908
Total costs and operating expenses	$9,054,800	$2,837,588

Loss from operations	(3,010,632)	(2,076,639)

Non-operating income (expense)
Interest expense	(1,418,296)	(482,029)
Income related to derivatives	1,766,340	-
Total non-operating expense	$348,044	$(482,029)

Loss from operations before income taxes	(2,662,588)	(2,558,668)

Provision for income tax	-	-

Net loss	$(2,662,588)	$(2,558,668)

Net loss available to common stockholders	$(2,662,588)	$(2,558,668)

Basic and diluted net loss per common share	$(0.06)	$(0.07)

Weighted average shares of capital outstanding - basic	41,206,905	36,674,849

See accompanying notes of these unaudited condensed financial statements.

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three month period ended March 31,
Unaudited

	2009	2008
Net cash used in operating activities	$(365,774)	$(1,991,887)

Cash flows from investing activities:
Cash paid to purchase property and equipment	(87,822)	(71,655)
Net cash used in investing activities	$(87,822)	$(71,655)

Cash flows from financing activities:
Issuance of stock - net of offering costs	20,000	78,400
Cash received from short term borrowings	388,000	1,920,000
Payment on short term borrowings - related party	-	(25,000)
Payment on short term borrowings	(42,000)	-
Net cash provided by financing activities	$366,000	$1,973,400

Net decrease in cash & cash equivalents	(87,596)	(90,142)

Cash & cash equivalents, beginning balance	100,086	111,247
Cash & cash equivalents, ending balance	$12,490	$21,105

See accompanying notes of these unaudited condensed financial statements.

BEYOND COMMERCE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Beyond Commerce, Inc., formerly known as BOOMj, Inc. (the “Company”), is an Internet company that has three interrelated business models aimed at generating revenues primarily from Web site advertising and E-commerce transactions.  Our initial business was BOOMj.com, Inc., www.BOOMj.com, a niche portal and social networking site for Baby Boomers and Generation Jones.  Our BOOMj.com Web site provides social, political, financial, and lifestyle content to the Baby Boomer/Generation Jones target audience as a platform for our advertising and E-commerce businesses. Our LocalAdLink subsidiary operates a Web site, www.LocalAdLink.com, and a local search directory and advertising network that brings local advertising to geo-targeted consumers.  We are currently releasing i-SUPPLY, www.i-SUPPLY.com, an online storefront that offers easy to use, fully customizable E-commerce services, and revenue solutions for any third party Web site large or small, and hosts local ads, providing extensive reach for our proprietary advertising partner network platform.

The condensed consolidated financial statements and the notes thereto for the periods ended March 31, 2009 and 2008 included herein have been prepared by management and are unaudited. Such condensed financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature except for those described in Note 15. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2009.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States have been consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2008 in the Form 10-K, filed with the SEC on April 3, 2009.

History of the Company

The Company, formerly known as Reel Estate Services, Inc. (“RES”), was incorporated in Nevada on January 12, 2006.  As of December 28, 2007, RES was a public shell company, defined by the Securities and Exchange Commission as an inactive, publicly quoted company with nominal assets and liabilities.

In December 2008, the Company changed its name from BOOMj, Inc. to Beyond Commerce, Inc. to more accurately reflect the new structure of the Company consisting of two operating divisions: BOOMj.com dba i-SUPPLY and LocalAdLink.

The Company currently maintains its corporate office in Henderson, Nevada, and has its LocalAdLink customer service department located in Irvine, California.

NOTE 2 - SELECTED ACCOUNTING POLICIES

Reclassifications

Certain comparative amounts from prior periods have been reclassified to conform to the current year's presentation. These changes did not affect previously reported net loss.

Employee Benefits

The Company currently offers employees vacation benefits and recently began offering a healthcare plan. During 2008, the Company implemented the 2008 Equity Incentive Plan.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company does not believe that the partial adoption of SFAS 157 has had or will have a material impact on the Company’s financial statements. In February 2008, the FASB issued a FASB Staff Position (“FSP”), FSP SFAS 157-2,  Effective Date of FASB Statement No. 157, to defer the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP SFAS 157-2 to have a significant impact on the financial statements

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited sales, reflected a loss of approximately $2,662,588 for the three months ended March 31, 2009 and it will need to accelerate its business model implementation otherwise there is a need to raise additional capital and/or obtain financing to continue operations in 2009. The failure to realize the improvement in the business model presents conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management is taking steps to improve the business operations along with raising additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

NOTE 4 - PROPERTY, WEB SITE  AND COMPUTER EQUIPMENT

Property and equipment at March 31, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Office and computer equipment	$274,436	$186,614
Web site	684,566	684,566
Total property, Web site and computer equipment	959,002	871,180
Less: accumulated depreciation	(372,137)	(320,366)
	$586,865	$550,814

Depreciation and amortization expense for the 3 months ended March 31, 2009 was $51,771, compared to $41,908 for the same period in 2008.

NOTE 5 - OTHER ASSETS

Other assets consist of the following at March 31, 2009 and December 31, 2008

	2009	2008
Rent Deposits	$41,063	$20,828
Credit Card Reserve	33,387	33,387
Vendor Deposit	7,009	5,852
TOTAL	$81,459	$60,067

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Accrued interest	486,897	388,783
Accrued commission	482,681	220,869
Accrued payroll and related expenses	916,029	625,997
Other	450,982	138,885
	$2,336,589	$1,374,534

NOTE 7 – SHORT TERM BORROWINGS

 Short term borrowing consist of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Note payable to Carole Harder bearing an annual interest rate of 12%, unsecured, due 6/20/09	$140,000	$140,000
Convertible Promissory Notes, bearing an annual interest rate of 12%, secured, due 7/31/09	4,025,000	4,280,000

Bridge Notes, bearing an annual interest rate 12%, unsecured, due 6/30/09	676,500	508,500

Total principal	$4,841,500	$4,928,500
Less debt discount	1,675,897	2,527,945
Net balance	$3,165,603	$2,400,555

On January 7, 2009 and February 10, 2009 the Company raised $100,000 and $60,000 respectively in a private offering from accredited investors. The securities sold by the Company consisted of its 12% secured convertible promissory notes and warrants to purchase 100,000 and 60,000 shares of the Company’s common stock, respectively at an exercise price of $1.00. The warrants were valued using the Black–Scholes method. This resulted in a total value of $117,885 assuming a fair value per share of $1.00, risk-free interest rates ranging of 1.50% to 1.74% respectively, based on the note issuance and 100% volatility index.  Under EITF 00-27 and APB No. 14, we allocated the proceeds from issuance of these notes and warrants based on the proportional fair value for each item.  Consequently, we recorded a discount of $131,894 which is being amortized over the term of these notes using an effective periodic interest rate of 54.46%.  A beneficial conversion discount was recorded on these convertible notes since these notes were convertible into shares of common stock at an effective conversion price lower than the fair value of the common stock.  The beneficial conversion amount was limited to the portion of the cash proceeds allocated to those convertible notes.

On January 30 and February 25 and March 9, 2009, three of our 12% convertible note holders converted their notes of $50,000, $105,000 and $50,000 respectively, into shares of common stock at a conversion rate of $0.70.  This resulted in an issuance of 71,429, 150,000 and 71,429 shares of common stock, respectively.  In addition the three note holders also converted their accumulated interest on their respective notes into shares of the Company’s common stock at a conversion rate of $0.70.  The total interest converted was $6,283, $13,727 and $3,617 respectively and converted into 8,976, 19,609 and 5,167 of the Company’s common shares, respectively.

During March 2009, the holders of $2,025,000 of our secured convertible promissory notes that were scheduled to mature on March 31, 2009 agreed to extend the maturity date to July 31, 2009.  As consideration for their agreement to extend the maturity date, we issued three-year warrants to the note holders granting them the right to purchase an aggregate of 600,000 shares of our common stock, at an exercise price of $1.00 per share. The Company recorded these warrants at a value of $149,675 which is being amortized over the term of the loan extensions.

The Company recorded $146,836 and $66,460 as interest expense on the above notes for three month period ended March 31, 2009 and 2008, respectively. Also, included in interest expense is the amortization of $1,241,090 and $279,903 of loan origination fees and discount associated with these notes for the three months ended March 31, 2009 and 2008 respectively.

NOTE 8 - COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

On January 5, 2009, we issued 1,000 shares of common stock to an individual for services rendered with setting up our debit card program used for paying our sales representatives.

On January 12, 2009 we issued 25,000 shares of common stock for cash at $0.80 per share to an accredited investor.

On January 30, February 25 and March 9, 2009, three of our 12% convertible note holders converted their notes of $50,000, $105,000 and $50.000 respectively, into shares of common stock at a conversion rate of $0.70.  This resulted in an issuance of 71,429, 150,000 and 71,429 shares of common stock, respectively.  In addition these three note holders also converted their accumulated interest on their respective notes into shares of the Company’s common stock at a conversion rate of $0.70.  The total interest converted was $6,283, $13,727 and $3,617 respectively and converted into 8,976, 19,609 and 5,167 of the Company’s common shares, respectively.

In January 2009, we issued 10,000 shares of our common stock for services provided as a commission for assisting the Company with fund raising.

On February 11, 2009, we issued 52,000 shares of our common stock for services rendered in connection with our convertible bridge loans procured during the fourth quarter 2008. This amount had been accrued for when the service was provided in 2008.

On February 18, 2009, we issued 5,000 shares of stock as compensation to an employee.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants:

	Outstanding		Issued 3 months		Outstanding
Exercise Price	December 31, 2008		Ended March 31, 2009	Exercised	March 31, 2009
$0.01	153,920	(1)	-	-	153,920	(1)
$0.30	30,300		-	-	30,300
$0.50	101,000	(1)	-	-	101,000	(1)
$0.70	5,087,484		-	-	5,087,484
$0.93	4,026,646		-	-	4,026,646
$1.00	503,247		760,000	-	1,263,247
$2.40	132,310	(1)	-	-	132,310	(1)
	10,034,907		760,000	-	10,794,907

(1)
The outstanding warrants as of December 31, 2008,  include an additional 260,442 warrants issued to replace the warrants previously issued by BOOMj.com, Inc., which new warrants were issued at a rate of 2.02 shares of the Company common stock for each warrant share of BOOMj.com. The Company has reserved a sufficient number of shares of authorized common stock for issuance upon exercise of the outstanding warrants.

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

	Outstanding	Issued 3 months		Outstanding
Option Group	December 31, 2008	Ended March 31, 2009	Exercised	March 31, 2009
$0.50-0.69	-	882,893	-	882,893
$0.70-0.89	470,000	265,000	-	735,000
$0.90-0.99	451,049	497,441	-	948,490
$1.00-1.25	73,271	505,000	-	578,271
$1.25-1.50	120,000	-	-	120,000
	1,114,320	2,150,334	-	3,264,654

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model.  Consequently, the Company recorded a share-based compensation expense of $818,815 for the quarter ended March 31, 2009. Total compensation costs to be recognized over the next 2.4 weighted average number of years will be $1,192,014 for all non-vested employee options as of March 31, 2009. Expense will equal or exceed the vested amount of the options.

Dividends

The Company has never issued dividends.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

On May 1, 2008 the Company relocated its Orange County office to Irvine, California. The Irvine lease is for a twelve month period for approximately 2,042 square feet of office space. The lease in Irvine houses the Company’s marketing and content employees. Total rent expense incurred by the Company, which includes the leases above and sundry month to month rental expenditures was $52,326 and $58,683 for the three month period ended March 31st 2009 and 2008, respectively. The Company signed an amendment to its lease in Henderson, Nevada in February 2009, effective March 16, 2009 for an additional 5,634 square feet of office space adjacent to the current office.  This amendment ties to the expiration of the present lease and will expire January 31, 2012.  The Company has future minimum lease obligations as follows:

Twelve months ending March 31,	2009
2010	$278,328
2011	292,200
2012	236,182
Total	$806,710

The Company currently has outstanding $2,650,000 of short-term convertible promissory notes that are secured by a lien on all of the Company’s assets.

NOTE 10 – SEGMENT REPORTING

Beyond Commerce, Inc manages its operations through two business segments: BOOMj.com  dba i-Supply and LocalAdLink. Each unit owns and operates the segments under the respective names.

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

Summary financial information for the two reportable segments as of March 31 is as follows:

	2009	2008
Operations: BOOMj.com dba i-Supply
Net sales	$26,987	$760,949
Gross Margin	12,462	(59,869)
Depreciation	(47,998)	(41,908)
Assets	1,651,217	1,112,972
Capital Expenditures	7,642	71,655

Operations: LocalAdLink
Net sales	$6,017,181	-
Gross Margin	904,645	-
Depreciation	3,773	-
Assets	1,716,509	-
Capital Expenditures	80,180	-

Consolidated Operations:
Net sales	$6,044,168	760,949
Gross Margin	917,107	(59,869)
Other operating expenses	(3,875,968)	(1,974,862)
Depreciation	(51,771)	(41,908)
Non-operating income (expense)	348,044	(482,029)
Loss from operations before income taxes	(2,662,588)	(2,558,668)
Assets	3,367,726	1,112,972
Capital Expenditures	87,822	71,655

NOTE 11 – NET LOSS PER SHARE OF COMMON STOCK

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share).  The total number of such stock option warrant shares and potential shares to be issued upon conversion of debt excluded from the diluted net loss per common share presentation was 23,630,990 and  11,667,563 at March 31, 2009 and 2008, respectively.

The above amounts are not included in the computation of diluted earnings per share because the effect of these instruments would be anti-dilutive (i.e., reduce the loss per share) for the three months ended March 31, 2009. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the period ended March 31, 2009 and 2008:

Numerator

Basic and diluted net loss per share for the three months ended March 31:

	Unaudited	Unaudited
	2009	2008

Net loss available to common stockholders	$(2,662,588)	$(2,558,668)

Denominator

Basic and diluted weighted average number of shares outstanding	41,206,905	36,674,849

Basic and diluted net loss per share	$(0.06)	$(0.08)

NOTE 12 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS (not described elsewhere)

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $8,918 and $20,517 for the three months ended March 31, 2009 and 2008, respectively for interest. The Company did not make any payments for income tax during the three months ended March 31, 2009 or 2008. As of March 31, 2009 and 2008 respectively, prepaid loan fees included $424,929 and $282,777 (net of amortization) of debt related fees, which were paid by issuing common stock and warrants.

During the quarter ended March 31, 2009, prepaid expenses included $16,000 of prepaid loan and consulting fees which were paid by issuing common stock.

During the quarter ended March 31, 2009, approximately $887,000 of expense was recorded which was paid for by issuing options and warrants.

NOTE 13 - RELATED PARTIES

The Company paid Linlithgow Holdings, LLC. (an affiliate shareholder) $77,900  in commissions and consulting fees for the three months ended March 31, 2009 as compared to $23,200 for the same period in 2008. We also have related party transactions with FA Corp in which the principal shareholder is a member of our board of directors, Murray Williams.  We incurred expenses for FA Corp of $23,408 for services rendered for the three months ended March 31, 2009 compared to $35,792 for the three months ended March 31, 2008

NOTE 14 - SUBSEQUENT EVENTS

During April and the first two weeks of May 2009, Eleven of our note holders converted the principal and interest of their convertible promissory notes into shares of the Company common stock at a conversion rate of $.70 per share.  Total principal converted was $1,485,000, which was converted into 2,121,428 of the Company common stock.  Total accrued interest converted was $172,910 into 247,400 of the Company common stock.

During May 2009 one of our note holders converted the principal and interest of their convertible promissory note into shares of the Company common stock at a conversion rate of $1.00 per share. Total principal converted was $100,000, which amount was converted into 100,000 shares of the Company common stock.  Total accrued interest of $4,000 was converted into 4,000 of the Company common stock.

During April, 2009, the Company issued a 30 day zero coupon note payable of $550,000 for the receipt of $500,000.  This was paid in full during May, 2009.  In addition for the receipt of funds, the company gave the lender 500,000 options to purchase the company common stock at a price of $1.00 per share.

During May, 2009 the Company issued a 120 day promissory note at 12% interest to an accredited investor for $800,000.  As a condition of the note, the company issued the lender 400,000 options to purchase the company's common stock at a price of $1.00 per share.

During April and the first two weeks of May 2009, the Company granted  to some of their independent sale force and consultants 690,000 options to purchase the Company's common stock at a price ranging from $1.00 to $1.59 per share.

During April and the first two weeks of  May 2009, the Company granted 67,500 options to purchase the Company's common stock to some of their employees at a price equal to the market price on the date of issuance.

On April 29, 2009 the Company granted 229,067 shares of common stock to some of their independent sales representatives in lieu of paying them cash for commissions earned.

In April, we paid $14,589 of interest to nine (9) note holders for extending their bridge loans an additional 90 days.

NOTE 15 – CHANGE IN METHOD OF ACCOUNTING FOR CERTAIN CONVERSION AND EXERCISE FEATURES

On January 1, 2009, the Company adopted EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” and changed its accounting, as required, for valuation of convertible notes and warrants with conversion features and/or exercise features in which either the conversion or exercise price or the number of warrant shares issuable was determined by formula with inputs based on the operations of the Company.  This change required the Company to bifurcate the features from the host contracts as derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivate features, whereas in the prior year those convertible notes and warrants were accounted for using Emerging Issues Task Force No. 01-6 “The Meaning of ‘Indexed to a Company's Own Stock’".  The Company engaged a valuation specialist to provide the estimated fair value of these features.  The new method of accounting for convertible notes and warrants with these features requires that the Company revalue the instruments at inception and each reporting date and to record the cumulative effect of the changes in retained earnings into the opening period in which the standard is adopted.

We previously accounted for our convertible notes and warrants with these features under EITF 01-6 which treated these features as if they were indexed to the Company’s own stock and thus did not require separate accounting treatment or bifurcation as derivatives.

Upon implementing EITF 07-5 for all periods presented the Company recalculated and replaced the original accounting by recognizing an additional liability for the value of the bifurcated features.   In addition, because these instruments are now accounted for as derivatives under SFAS 133, the Company no longer treats the warrants issued in conjunction with the 12% Secured Convertible Promissory Notes as Temporary Equity and instead the values assigned are now included in Note derivative liability.

The following financial statement line items as of December 31, 2008 were affected by the change in accounting (no proforma has been presented for the income statement or cash flows as none of these instruments were outstanding during the three months ended March 31, 2008):

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008

		As Computed
	As Originally	Under	Effect of
	Reported	& EITF 07-5	Change

Total Assets	$1,806,008	$1,806,008	$-
Current Liabilities
Short-term borrowings	2,400,555	2,400,555	-
Accounts payable	1,490,590	1,490,590	-
Accounts payable – related party	19,552	19,552	-
Note derivative liability	1,523,651	3,396,935	1,873,284
Other current liabilities	1,374,534	1,374,534	-
Deferred revenue	609,987	609,987	-
Total Current Liabilities	7,418,869	9,292,153	1,873,284

Commitments and Contingencies	-	-	-

Temporary Equity	1,135,980	-	(1,135,980)

Stockholders’ Deficit:
Common stock, $0.001 par value, 200,000,000 and 75,000,000 shares authorized as of December 31, 2008 and 2007, respectively, and 40,936,143 and 36,108,067 issued and outstanding at December 31, 2008 and 2007, respectively	40,936	40,936	-
Preferred stock,$.001 par value of 50,000,000 shares authorized and no shares issued	-	-	-
Additional paid-in capital	11,096,604	11,096,604	-
Accumulated deficit	(17,886,381)	(18,623,685)	(737,304)
Total Stockholders’ Deficit	(6,748,841)	(7,486,145)	(737,304)
Total Liabilities and Stockholders' Deficit	$1,806,008	$1,806,008	$(1,873,284)

As a result of the accounting change, accumulated deficit as of January 1, 2009, increased from $17,886,381, as originally reported, to $18,623,685 computed under EITF 07-5.

Item 2. Management's Discussion and Analysis of Financial Condition

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to Beyond Commerce, Inc., a Nevada corporation formerly known as BOOMj, Inc. and Reel Estate Services, Inc. respectively and, unless otherwise specified, also includes our two wholly-owned subsidiaries, BOOMj.com, Inc., a Nevada corporation and LocalAdLink, Inc., a Nevada corporation.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2008 and the “Risk Factors” section set forth in Item 1A of Part II of this Report. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Description of Business

Beyond Commerce, Inc. operates a Web site that targets persons in the demographic group commonly referred to as Baby Boomers and Generation Jones. On the Company’s Web site, www.BOOMj.com, users/members can create their very own personal profile for use on the Company’s state-of-the-art social network platform. Our BOOMj.com Web site provides social, political, financial and lifestyle content to the Baby Boomer/Generation Jones target audience as a platform for our advertising and E-commerce businesses. These users/members can upload, watch and share their videos and other interesting information with like-minded Boomers and Generation Jones. The Web site provides entertainment news ranging from the latest movie reviews, fashions and diets to show times and ticket sales. The Web site also offers a variety of e-commerce product offerings, allowing users/members of the Web site can buy leading brand name merchandise ranging from books and CD’s to electronics, featuring computers and flat panel screen TV’s. The Company’s product line typically consists of approximately 2.0 million SKUs. Baby Boomers and Generation Jones are able to shop online through the online store. Additionally, through BOOMj.com health network Boomers and Generation Jones have access to a collection of BOOMj.com owned and operated Web sites and multi-media affiliates providing timely and in-depth health, fitness nutrition information, personalized tools and resources to make the right health choices. BOOMj.com health network connects to a vast community of leading experts and people seeking to manage and improve their health and wellness. In September 2008, the Company commenced the operations of a new the web site known as LocalAdLink, which Web site the Company operates as a newly formed division of Beyond Commerce, Inc. LocalAdLink is a local search and advertising platform that networks high volume Web sites to allow local advertisers to increase revenues and brand identity.

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

Results of Operations

We reported a net loss of $ 2,662,588 for the three months ended March 31, 2009 compared to net losses of $2,558,668 reported for the same period in 2008. While reporting a net loss the Company’s LocalAdLink division continued to grow its sales force and gross revenues.  However, at the end of February with the spike in the volume of weekly credit card revenues generated, certain credit card processing companies without notice to the Company, put a hold on all of the cash being remitted to Beyond Commerce’s LocalAdLink subsidiary. This hold was initiated under the rationale of “potential business risk.” The Company had less than 0.25% percent in charge-backs and a total of approximately $13,000 in claims over a six month period of time prior to this risk reassessment.  With the stoppage of the credit card processing and the processors holding back over $900,000 of funds due to the Company, we inadvertently had 567 checks returned totaling over $250,000 to valued employees, commissioned sales force and vendors.

The actions of the credit card processors severely negatively impacted the Company to achieve its projected first quarter revenues and income. LocalAdLink was offline to selling local businesses advertising for approximately 23 days during the month of March. The negative impact of inadvertently returning 567 checks impacted the Company’s credibility with its independent sales force. Due to the problems of not being able to process credit cards and having to return checks, during the last sixty days since the incident, the Company has had to rebuild its credibility with its independent sales representatives so they would reenergize and once again sell ads. At the time of the incident, LocalAdLink was ramping up revenues based on its prior month’s revenues at a rate of four and a half million per month. Obviously the sales fell well short of our planned revenues for the month caused by the credit card processors reckless actions.

The Company is currently evaluating any claims it may have against the aforementioned credit card processing companies, as we believe that the damage incurred by the Company from the willful negligence of the processors has caused an undetermined financial loss to Beyond Commerce. Furthermore, the credit card processors’ holding of revenues forced us to change processors.  This change has resulted in increased processing fees, personal guarantees and a mandate for the Company to reserve 10% of its revenues received daily to mitigate potential risk of the account to the new processor.

As more fully explained in "Operating Expenses" below, the additional loss in 2009 were also attributable to increases in operating costs, interest from debt, the issuance of warrants, and to the delay in certain revenue generation activities.

Revenues

Our goal is to generate revenues from (i) the sale of various products to our Web site users (our e-commerce operations) and (ii) both national and local advertising fees. Revenue for the three month period ended March 31, 2009 was $6,044,168 compared to $760,949 for the three month period ended March 31, 2009 and 2008 respectively.  Cost of sales for the three month period ended March 31, 2009 and 2008 was $5,127,061 and $820,818 respectively.  The increases are due to revenue from the new LocalAdLink segment, which the Company launched in November 2008.  LocalAdLink constituted $6,017,181 of total revenue and $5,112,536 of total cost of sales.

Operating Expenses

Selling, general and administrative expenses, including related party expenses, (SG&A) for the three month period ended March 31, 2009 were $2,950,112. This is an increase of $1,267,873 in SG&A expenses from the $1,682,239 reported for the three month period ended March 31, 2008 and is mainly attributable to the increase in employees, programming and marketing.  The Company had 42 employees at the end of March 2008 as compared to 69 at the end of March 2009. This is an increase of $426,000. A large part of the increase is attributable to marketing of approximately $641,000, meetings for the LocalAdLink representatives of $243,000 and travel of $151,000 related to LocalAdLink.

Professional fees, including related party fees, for the three month period ended March 31, 2009 were $925,856. This is an increase of $633,233 in professional fees from the $292,623 for the three month period March 31, 2008. The largest component of the increase in professional fees presented in the first quarter consists of consulting and support services due to the rapid growth of activity in the LocalAdLink division. This increase was just over $533,000. There was also an increase in accounting fees of $92,000 due to an increase in our audit expense and compliance expenses.  There was an increase of $63,000 for the issuance of stock for fund raising support.  Professional fees for marketing decreased almost $50,000 and legal expenses decreased almost $37,000 from the comparable three month period ended March 31, 2008.

Depreciation expense for the three month period ended March 31, 2009 was $51,771. This reflects an increase of $9,863 from the $41,908 reported for the three month period ended March 31, 2008. This increase in expense is attributable to the amortization of the asset additions, which consist most of hardware and software purchased for the increase in employees.

Other income (expense)

Income related to derivatives for the three month period ended March 31, 2009 was $1,766,340.  These derivatives related to notes issued in the third and fourth quarters of 2008. Therefore, there was no related expense for the period ending March 31, 2008.

Interest expense for the three month period ended March 31, 2009 was $1,418,296, compared to $482,029 for the three period ended March 31, 2008. Interest expenses includes non-cash expenses related to the value of warrants issued to investors who invested in our convertible notes and discounts from beneficial conversion features. Loan fees and loan discount amortization expenses of $983,942 related to our promissory notes for the three period ended March 31, 2009.  Interest expense on the note balances accrued for the three months ended March 31, 2009 was $146,839 as compared to $32,767 for the three month period ended March 31, 2008.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2009 were $12,490 and $100,086 at December 31, 2008. Since our business model is in the early stages of operations thus far, the majority of our capital resources have been derived through the sale of debt and equity securities. No assurance can be made that these operations will continue to improve or that we will have access to capital markets in the future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement our business strategies. Our inability to fulfill our business plan, access the capital markets or obtain acceptable financing could have a material adverse affect on our results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred a loss of $2,662,588 for the three month period ended March 31, 2009 as compared to $2,558,668 March 31, 2008. Our current liabilities exceeded our current assets by $9,400,105 at March 31, 2009 and negative cash flow from operating activities for the three months ended March 31, 2009 was $365,774.  Included in current liabilities is deferred revenue of $2,697,885 and notes payable of $3,165,603. These factors, and our inability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create considerable doubt about our ability to continue as a going concern.

We currently do not have sufficient funds on hand to fund our current obligations until we reach our projected break-even level of operations. We do not have any bank credit lines. Accordingly, we will have to obtain additional funding in the near future in order to continue our operations until our revenues are sufficient to fund our operating expenses. Although we have again re-commenced our on-line e-commerce business and now are again generating revenues from that line of our business, and we have recently implemented a new business line in local advertising (LocalAdLink), we do not anticipate that we will generate sufficient cash from operations to fund our working capital needs for at least another three months. Accordingly, we intend to continue to seek additional financing from various sources, including from the sale of debt or equity securities. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we do not obtain sufficient additional funds in the near future, we will have to suspend some of our operations, further scale down our current and proposed future operations or, if those actions are not sufficient, terminate our operations.

All of the convertible notes that we have issued in order to fund our working capital needs mature within the next 12 months. Accordingly, in addition to having to raise funds to continue to operate, we also will have to raise funds to repay these convertible notes (to the extent that such notes are not converted in shares of our common stock by the holders). As of March 31, 2009, the total principal amount of our short-term borrowings was $4,841,500. Most of the convertible notes that we issued are secured by a lien on certain of our assets and/or the assets of our subsidiary. During the first six weeks of the second quarter 2009, $1,585,000 of these notes have converted into Company common stock. In the event that we fail to repay these remaining secured promissory notes as they mature, we will be at risk of losing our assets through foreclosure of our assets. Accordingly, a default under the secured convertible notes could result in the loss of our assets and the termination of our operations.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing.

Operating Activities

Net cash used in operating activities for the three month period ended March 31, 2009 was $365,774 compared to a use of cash of  $1,991,887 for the three month period ended March 31, 2008. This change was mainly attributable to the increase in our revenues and related gross margins compared to the start up of operations incurred in 2008.

Investing Activities

Net cash used in investing activities for the three month period ended March 31, 2009 and 2008 was $87,822 and $71,655, respectively, representing cash expended for the purchase of computers and office furniture and equipment.

Financing Activities

Net cash provided by financing activities for the three month period ended March 31, 2009 and 2008 was $366,000 and $1,973,400 respectively. The decrease in cash provided by financing is due primarily from the decrease in debt financing during the recent period. We received $388,000 in short-term borrowings as compared to $1,973,400 during the three month period ended March 31, 2008.  During the period ended March 31, 2009 we received $20,000 from the issuance of common stock, and repaid $42,000 on a short term loan.

As a result of the above activities, we experienced a net decrease in cash of $87,596 for the three month period ended March 31, 2009. Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors through the sale of our securities and continuing our stream of revenue through LocalAdLink.

Other

As of March 31, 2009, we had no long-term debt obligations, no capital  lease obligations, no material  long-term purchase obligations or other similar long-term liabilities. We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts.

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting (under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

The Company is presently involved in litigation as part of its normal business process. Management does not have reason to believe that any of these lawsuits will have a material adverse impact on the Company.

Item 1A.  Risk Factors

There has been no material change in the Risk Factors set forth in the “Risk Factors” section of the Company’s Form 10-K for the year ended December 31, 2008, other than as set forth below:

We currently have outstanding $2,650,000 of short-term convertible promissory notes that are secured by a lien on all of this company’s assets. Accordingly, a default under the convertible promissory notes, or our inability to repay them when these notes become due, could result in the foreclosure of all of our assets and the termination of our business.

We currently have outstanding approximately $2,650,000 of short-term, secured notes that mature and must be repaid in full, both principal and interest, on July 31, 2009. Failure to make any payment as required under the convertible promissory notes could result in the acceleration of the convertible promissory notes and the foreclosure of our assets. If we are unable to repay the notes in full upon their maturity, or if we otherwise default under our obligations to the holders of those notes, the holders of the convertible promissory notes will have the right to foreclose on all of our assets, which would materially and adversely affect our ability to continue our operations and could terminate our existence. No assurance can be given that we will be able to make all payments as required or that we will be able to repay the convertible promissory notes.

We will need significant additional capital, which we may be unable to obtain.

We currently only have sufficient cash available to continue our current operations until July 31, 2009. Our capital requirements in connection with our expanding commercial operations have been, and will continue to be, significant. We need to obtain a significant amount of additional funds to fund our working capital needs, to continue to market our Web site, to offer a broader range of products on our e-commerce site, and to otherwise expand our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are not able to raise additional funds in the near future, we may have to severely reduce our operations or even terminate our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2009 the Company sold 25,000 shares of its common stock and a warrant to purchase an additional 12,500 shares of common stock at $.80 per share, for $20,000 in cash. This resulted in additional non cash expense of $75,600. The issuance of securities is exempt from the registration requirements of the Securities Act, under Section 4(2) of the Act as transactions by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer (Principal Accounting Officer)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2009.

By:	/s/ Robert J. McNulty
Robert J. McNulty, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark V. Noffke
Mark V. Noffke, Chief Financial Officer
(Principal Financial Officer)