Form 10-Q
period 2009-06-30
Beyond Commerce
filed 2009-08-14
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

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

As of August 13, 2009, there were outstanding 46,289,941 shares of the registrant’s common stock.

BEYOND COMMERCE, INC.
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2009

Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet at June 30, 2009 (Unaudited) and December 31, 2008	3

Condensed Consolidated Statements of Operations for the Three and Six month period ended June 30, 2009 & 2008 (Unaudited)	4-5

Condensed Consolidated Statements of Cash Flows for the Six month period ended June 30, 2009 & 2008 (Unaudited)	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7- 22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22-26

Item 3. Quantitative and Qualitative Information About Market Risk	26

Item4T. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults upon Senior Securities	27-28

Item 4. Submission of Matters to Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	29

SIGNATURES	30

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

BEYOND COMMERCE
CONDENSED CONSOLIDATED BALANCE SHEET

	Unaudited June 30, 2009	December 31, 2008 as adjusted, (Note 16)
ASSETS
Current assets :
Cash	$185,172	$100,086
Accounts receivable	20,202	226,091
Prepaid loan cost	1,392,838	562,665
Prepaid commissions	1,300,553	260,055
Other current assets	1,244,798	46,230
Total current assets	$4,143,563	$1,195,127

Property, Web site and computer equipment	992,108	871,180
Less: Accumulated depreciation and amortization	(427,140)	(320,366)
Property, Web site and computer equipment – net	$564,968	$550,814

Other Assets	131,931	60,067

Total assets	$4,840,462	$1,806,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short term borrowings, net of discount	$4,215,363	$2,400,555
Short term borrowings, net of discount – related party	1,135,028	-
Accounts payable	2,475,662	1,490,590
Accounts payable - related party	30,338	19,552
Checks Written In Excess of Cash	402,864	-
Note derivative liability	207,047	3,396,935
Other current liabilities	2,109,503	1,374,534
Deferred Revenue	3,010,849	609,987
Total current liabilities	$13,586,654	$9,292,153

Stockholders’ Deficit :
Common stock, $0.001 par value, 200,000,000 and 75,000,000 shares authorized as of June 30, 2009 and December 31, 2008, respectively, and 45,186,179 and 40,936,143 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	$45,186	$40,936
Additional paid in capital	18,411,868	11,096,604
Accumulated deficit	(27,203,246)	(18,623,685)
Total stockholders' deficit	$(8,746,192)	$(7,486,145)

Total Liabilities and Stockholders' Deficit	$4,840,462	$1,806,008

See accompanying notes of these unaudited condensed financial statements.

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month period ended June 30,
Unaudited

	2009	2008
Revenues
Advertising Revenue	$4,614,658	$-
Merchandising Revenue	(2,624)	59,264
Total Revenue	4,612,034	59,264
Operating expenses
Cost of advertising	$4,910,353	$-
Cost of merchandising	5,970	63,665
Selling general & administrative	3,537,308	1,195,913
Selling general & administrative - related party	6,930	42,265
Professional fees	1,065,225	426,436
Professional fees - related party	77,740	53,450
Depreciation and amortization	55,003	44,673
Total costs and operating expenses	$9,658,529	$1,826,402

Loss from operations	(5,046,495)	(1,767,138)

Non-operating income (expense)
Interest expense	(3,070,171)	(629,442)
Interest expense – related party	(32,000)	-
Change in derivative liability	2,231,694	-
Total non-operating expense	$(870,477)	$(629,442)

Loss from operations before income taxes	(5,916,972)	(2,396,580)

Provision for income tax	-	-

Net loss	$(5,916,972)	$(2,396,580)

Net loss available to common stockholders	$(5,916,972)	$(2,396,580)

Basic and diluted net loss per common share	$(0.13)	$(0.06)

Weighted average shares of capital outstanding - basic	43,837,041	37,241,183

See accompanying notes of these unaudited condensed financial statements.

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the six month period ended June 30,
Unaudited

	2009	2008
Revenues
Advertising Revenue	$10,631,839	$-
Merchandising Revenue	24,364	820,213
Total Revenue	10,656,203	820,213
Operating expenses
Cost of advertising	$10,022,889	$-
Cost of merchandising	20,495	884,483
Selling general & administrative	6,464,014	2,842,360
Selling general & administrative - related party	30,338	101,257
Professional fees	1,913,181	672,659
Professional fees - related party	155,640	76,650
Depreciation and amortization	106,774	86,581
Total costs and operating expenses	$18,713,331	$4,663,990

Loss from operations	(8,057,128)	(3,843,777)

Non-operating income (expense)
Interest expense	(4,488,467)	(1,111,471)
Interest expense – related party	(32,000)	-
Change in derivative liability	3,998,034	-
Total non-operating expense	$(522,433)	$(1,111,471)

Loss from operations before income taxes	(8,579,561)	(4,955,248)

Provision for income tax	-	-

Net loss	$(8,579,561)	$(4,955,248)

Net loss available to common stockholders	$(8,579,561)	$(4,955,248)

Basic and diluted net loss per common share	$(0.20)	$(0.13)

Weighted average shares of capital outstanding - basic	42,522,800	36,958,016

See accompanying notes of these unaudited condensed financial statements.

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six month period ended June 30,
Unaudited

	2009	2008
Net cash used in operating activities	$(3,403,485)	$(3,603,201)

Cash flows from investing activities:
Cash paid to purchase property and equipment	(120,929)	(78,223)
Net cash used in investing activities	$(120,929)	$(78,223)

Cash flows from financing activities:
Issuance of stock - net of offering costs	20,000	93,533
Cash received from short term borrowings	4,788,000	3,538,232
Cash Paid for debt financing fees	(430,000)	-
Payment on short term borrowings - related party	-	(25,000)
Payment on short term borrowings	(768,500)	-
Net cash provided by financing activities	$3,609,500	$3,606,765

Net increase (decrease) in cash & cash equivalents	85,086	(74,659)

Cash & cash equivalents, beginning balance	100,086	111,247
Cash & cash equivalents, ending balance	$185,172	$36,588

See accompanying notes of these unaudited condensed financial statements.

BEYOND COMMERCE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Beyond Commerce, Inc., formerly known as BOOMj, Inc. (the “Company”), is an Internet company that has three interrelated business models aimed at generating revenues primarily from Web site advertising and E-commerce transactions.  Our initial business was BOOMj.com, Inc., www.BOOMj.com, a niche portal and social networking site for Baby Boomers and Generation Jones.  Our BOOMj.com Web site provides social, political, financial, and lifestyle content to the Baby Boomer/Generation Jones target audience as a platform for our advertising and E-commerce businesses. Our LocalAdLink subsidiary operates a Web site, www.LocalAdLink.com, and a local search directory and advertising network that brings local advertising to geo-targeted consumers.  We recently relaunched i-SUPPLY, www.i-SUPPLY.com, an online storefront that offers easy to use, fully customizable E-commerce services, and revenue solutions for any third party Web site large or small, and hosts local ads, providing extensive reach for our proprietary advertising partner network platform.

The condensed consolidated financial statements and the notes thereto for the periods ended June 30, 2009 and 2008 included herein have been prepared by management and are unaudited. Such condensed financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature except for those described in Note 16 and related to the derivatives in Note 7. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2009.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2008 in the Form 10-K, filed with the SEC on April 3, 2009.

History of the Company

The Company, formerly known as Reel Estate Services, Inc. (“RES”), was incorporated in Nevada on January 12, 2006.
As of December 28, 2007, RES was a public shell company, defined by the Securities and Exchange Commission as an inactive, publicly quoted company with nominal assets and liabilities.

In December 2008, the Company changed its name from BOOMj, Inc. to Beyond Commerce, Inc. to more accurately reflect the new structure of the Company consisting of two operating divisions: BOOMj.com dba i-SUPPLY and LocalAdLink, Inc.

The Company currently maintains its corporate office in Henderson, Nevada.

NOTE 2 - SELECTED ACCOUNTING POLICIES

Reclassifications

Certain comparative amounts from prior periods have been reclassified to conform to the current year's presentation. These changes did not affect previously reported net loss.

Employee Benefits

The Company currently offers employees vacation benefits and during the second quarter began offering a healthcare plan. During 2008, the Company implemented the 2008 Equity Incentive Plan.

Accounting Pronouncements

On January 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, even though the Company has some degree of sales, it reflected a loss of $8,579,561 for the six months ended June 30, 2009 and it will need to accelerate its business model implementation otherwise there is a need to raise additional capital and or obtain financing to continue operations in 2009. The failure to realize the improvement in the business model presents conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to improve the business operations along with raising additional funds to address its operating and financial cash requirements to continue operations in the next twelve months (see Notes 8 and 15). Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

NOTE 4 - PROPERTY, WEB SITE AND COMPUTER EQUIPMENT

Property and equipment at June 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Office and computer equipment	$307,542	$186,614
Web site	684,566	684,566
Total property, Web site and computer equipment	992,108	871,180
Less: accumulated depreciation	(427,140)	(320,366)
	$564,968	$550,814

Depreciation and amortization expense for the three months and six months ended June 30, 2009 were $48,750 and $96,568, compared to $44,673 and $86,581 for the same periods in 2008.

NOTE 5 – OTHER CURRENT ASSETS
Other current assets consist of the following at June 30, 2009 and December 31, 2008

	2009	2008
Credit Card processor retention	$1,045,082	$1,362
Prepaid Insurance, rent and advertising	159,193	-

Other	40,523	44,868
TOTAL	$1,244,798	$46,230

OTHER ASSETS
Other assets consist of the following at June 30, 2009 and December 31, 2008

	2009	2008
Rent Deposits	$37,988	$20,828
Credit Card Reserve	33,387	33,387
Vendor Deposit	60,556	5,852
TOTAL	$131,931	$60,067

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Accrued interest	447,672	388,783
Accrued commission	206,835	220,869
Accrued payroll and related expenses	1,120,089	625,997
Other	334,907	138,885
	$2,109,503	$1,374,534

 See Note 14 for related parties.

NOTE 7 – DERIVATIVE INSTRUMENTS

Several of the notes contain provisions which if triggered would reset the conversion price of the Notes including; (1) In the event the Company failed to timely convert or deliver the conversion shares, the Notes went into default as defined under the agreement or a change of control event; (2) a reset provision in the conversion and exercise prices, should the Company subsequently issue any common stock or instruments convertible or exchangeable into common stock of the Company at a per share price lower than the then-in-effect conversion price which, would automatically reset the conversion price of the Notes to that lower price.  Because of these provisions, the Company determined that the conversion feature was not clearly and closely related to the Note host contract and under the guidance of Emerging Issues Task Force (“EITF”) 05-2 “The Meaning of Conventional Convertible Debt Instrument Under EITF 00-19” and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) it has bifurcated the conversion feature.  Because the conversion feature is not considered to be conventional convertible and note holders have the ability to demand cash settlement of the conversion feature, the amount recorded has been shown as a liability at June 30, of $207,047.  This liability was $1,523,651 at December 31, 2008.  Under the requirements of SFAS 133, the Company has remeasured the fair value of the conversion feature at each reporting period after inception, with those changes in fair value being recorded in the statement of operations.

NOTE 8 – SHORT TERM BORROWINGS

	6/30/2009	12/31/2008
Note payable to Carole Harder bearing an annual interest rate of 12%, unsecured, due 10/6/2009	$140,000	$140,000
Convertible Promissory Notes, bearing an annual interest rate of 12%, secured, due 1/31/10	2,380,000	4,280,000
Convertible Promissory Notes, bearing an annual interest rate of 18%, secured, due 11/16/09	1,600,000	-
Convertible Promissory Notes due 8/1/2009 (original issue discount of $75,000)	575,000	-
Convertible Promissory Notes due 9/17/2009 (original note discount of $214,286 and penalty of $71,428)	785,714	-
Convertible Promissory Notes due 6/26/2010 (original note discount of $83,330)	583,330	-
Sundry Bridge Notes, bearing an annual interest rate 12%, unsecured, due between 9/1/09-10/6/09	1,280,000	508,500
Total principal	$7,344,044	$4,928,500
Less debt discount	1,993,653	2,527,945
Net balance	$5,350,391	$2,400,555

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

During March 2009, the holders of $2,025,000 of our secured convertible promissory notes that were scheduled to mature on March 31, 2009 agreed to extend the maturity date to July 31, 2009.  As consideration for their agreement to extend the maturity date, we issued three-year warrants to the note holders granting them the right to purchase an aggregate of 600,000 shares of our common stock, at an exercise price of $1.00 per share. The Company recorded these warrants at a value of $149,675 which is being amortized over the term of the loan extensions.  During July 2009, the note holders, who had not yet converted their notes into common shares, along with our July and August noteholders  having this same July 31st maturity date agreed to extend the maturity date to January 31, 2010. Theses holders  have an aggregate of $2,380,000 of our secured convertible promissory notes. We issued three-year warrants to the note holders granting them the right to purchase an aggregate of 440,000 shares of our common stock, at an exercise price of $1.00 per share. The Company recorded these warrants at a value of $149,675 which is being amortized over the term of the loan extensions.

On April 9, 2009,  the Company entered into the first tranche of a $1,000,000 financing (the “Financing”), with OmniReliant Holdings, Inc. (“Omni”) pursuant to a purchase agreement whereby it sold to Omni a convertible original issue discount promissory note in the principal amount of $550,000 (the “First Note”), with the Company receiving proceeds of $500,000.  The First Note is convertible at any time at the option of Omni at a conversion price of $1.00 and is due on May 9, 2009.  Omni also received warrants to purchase up to 500,000 shares of the Company’s Common Stock with an exercise price of $1.00. There was a reset provision associated with the note in regards subsequent equity sales affecting the note, warrants and brokerage fees.  Based on subsequent financing transactions, the exercise price of the warrants and the conversion price of the debt was reset to $0.70.  In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of approximately  $92,000.  At June 30, 2009 the value of the derivative was approximately $10,000.  The change in the derivative was reported in the statement of operations for the period ended June 30, 2009.  The company recorded a discount on this note of approximately $216,000 related to the value of the warrants to be amortized over the term of the note.  Since this note was paid off on May 7, 2009, this discount was expensed and the derivative related to the note was removed during the quarter ended June 30, 2009.

 During April 2009, eight of our note holders converted the principal and interest of their convertible promissory notes into shares of the Company common stock at a conversion rate of $0.70 per share.  Total principal converted was $665,000, which was converted into 950,000 of the Company common shares.  Total accrued interest of $77,137 was converted into 110,580 of the Company common shares.

On May 1, 2009, the Company issued a 120 day promissory note at 12% interest to an accredited investor for $800,000.  As a condition of the note, the company issued the lender 400,000 warrants to purchase the company common shares at a price of $1.00 per share. The warrants were valued using the Black–Scholes method. This resulted in a total value of $363,965, assuming a fair value per share of $1.00, risk-free interest rate of 1.98% and, based on the note issuance and 100% volatility index.  Under EITF 00-27 and APB No. 14, we allocated the proceeds from issuance of this note and warrants based on the proportional fair value for each item.  The relative fair value of the warrant was $250,160.  A beneficial conversion discount was recorded on the convertible note since the note is convertible into shares of common stock at an effective conversion price lower than the fair value of the common stock. Consequently, we recorded a total discount of $772,160 which is being amortized over the term of this notes using an effective periodic interest rate of 436%.  Note was extended on July 15, 2009 with a forced convertible feature in return for monthly cash interest payments with the maturity date being moved to January 28, 2010. The broker received a cash fee of $80,000

On May 7, 2009 one of our note holders converted the principal and interest of their convertible promissory note into shares of the Company common stock at a conversion rate of $1.00 per share. Total principal converted was $100,000, which was converted into 100,000 shares of the Company common stock.  Total accrued interest converted was $4,000 into 4,000 of the Company common shares.

On May 20, 2009, the Company executed a convertible promissory note (the “Note”) in the principal amount of $1,600,000 payable to Linlithgow Holdings, LLC (“Linlithgow”).  Pursuant to the Note, the Company promises to pay to Linlithgow $1,600,000 in cash on November 20, 2009. The Note is convertible at any time at a conversion price of $1.00 per share which was reset to $0.70 due to a subsequent offering.  The Note bears an initial interest rate of 1.5% for the first month and increases by 1.5% per month until maturity. After the maturity date, the default rate of interest becomes 18% per month or the highest rate allowed by law, whichever is lower, until the date the Note amount is actually paid. Further, as part of the consideration provided to the Holder for the Note, the Holder also received a warrant for the purchase of up to 1,782,000 shares of the Company’s common stock at an exercise price of $0.90 per share. The warrants are exercisable, in whole or in part, any time from and after the date of issuance of the warrant. Due to a subsequent  ratchet adjustment based on the issuance of warrants at a lower per share price, the exercise price of these warrants has been adjusted to $0.70. In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $618,000 at inception of the agreement.  At June 30, 2009 the value of the derivative was approximately $67,000.  The change in the derivative was reported in the statement of operations for the period ended June 30, 2009.  The company recorded the discount on this note of approximately $465,000 related to the value of the warrants to be amortized over the term of the note at an effective rate 12%.  Additionally, the warrants issued as costs of this financing were valued at approximately $1,125,000 and are being amortized over the term of the note.  The broker also received a cash fee of $120,000 from the proceeds of this note.

During May 2009, seven of our note holders converted the principal and interest of their convertible promissory notes into shares of the Company common stock at a conversion rate of $.70 per share.  Total principal converted was $920,000, which was converted into 1,314,285 of the Company common shares.  Total accrued interest of $105,340 was converted into 150,487 of the Company common shares.

On June 4, 2009 the Company sold a Convertible Original Issue Discounted (OID) promissory note for $526,316 to an accredited investor which is due 1/15/2010.  The Company paid the broker a cash fee of $50,000.  However, on June 19, 2009, the average trading volume of the common stock of the Company was under $80,000 for the ten prior consecutive trading days, which constituted a technical “Event of Default” under the Company’s Series 2009 Secured Convertible Original Issue Discount Note Due January 15, 2010, dated June 4, 2009 (the “Note”), made by the Company, in favor of St. George Investments, LLC (St. George). As a result of the Event of Default, the principal amount of the Note, equal to $714,286, plus a penalty of $71,428.60 (equal to 10% of the principal amount), became immediately due and payable. At any time following either the Maturity Date or occurrence of an Event of Default, the note may be convertible into shares of the Common Stock of the Company valued at the Market Price which is hundred percent (100%) of the lower of (a) the closing bid price on the trading day on which the Share Conversion Request is made or (b) the average of the volume weighted average prices as reported by Bloomberg, L.P. during the ten (10) trading days in the primary trading market for Common Shares prior to and including the trading day on which the Share Conversion Request is made.

The St. George Note is secured by an aggregate of 4,020,000 shares of the Company’s common stock pledged by affiliates of the Company, pursuant to stock pledge agreements entered into by the affiliates in favor of St. George, including 2,020,000 shares pledged by Mark Noffke, the Company’s chief financial officer. Pursuant to the pledge agreement entered into by Mr. Noffke, shares pledged by Mr. Noffke may be transferred to St. George and sold in full satisfaction of the Company’s obligations under the Note.

Subsequently, the Company and St. George Investments, LLC, entered into an agreement dated July 30, 2009 (the “Agreement”) pursuant to which the Company will satisfy the remaining outstanding balance of $420,593.40 on its Series 2009 Secured Convertible Original Issue Discount Note, due June 15, 2010, issued to St. George (the “Note”).  Pursuant to the Agreement, the Company will make the following payments (the “Scheduled Payments”) on the Note:  (i) $100,000 paid on July 30, 2009, (ii) $50,000 shall be paid by August 6, 2009, (iii) 50,000 shall be paid by August 13, 2009, (iv) $50,000 shall be paid by August 20, 2009, (v) $50,000 shall be paid by August 27, 2009, (vi) $50,000 shall be paid on or before September  3, 2009, (vii) $50,000 shall be paid on or before September 10, 2009 and (viii) $20,995.40 shall be paid on or before September 17, 2009.  The Company has settled the first two payments of the Agreement.  In addition, when the note was deemed in default, St. George took collateral and monetized it towards payment of the note.  Provided the Scheduled Payments continue to be made in accordance with the Agreement, the Note shall be deemed paid in full and St. George shall return 3,015,424 shares of the Company’s common stock which had been pledged as security for repayment of the Note, and will not hold any other shares pledged in connection with the Note.

On June 16, 2009, the Company entered into another financing with Omni pursuant to a second purchase agreement whereby it sold Omni a convertible original issue discount promissory note (the “Second Note”) in the principal amount of $575,000, with the Company receiving proceeds of $500,000, with aggregate Financing proceeds totaling $1,000,000.  Pursuant to the terms of the Second Note, the Company must pay to the Holder $575,000 in cash on August 1, 2009. The Second Note is convertible at any time at a conversion price of $0.70 per share. In addition, the Company gave the lender 700,000 and the broker 56,000 warrants to purchase the Company stock at a price of $0.70. In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $24,000 at inception of the agreement.  At June 30, 2009 the value of the derivative was approximately $12,000.  The change in the derivative was reported in the statement of operations for the period ended June 30, 2009.  The company recorded a discount on this note of approximately $175,000 related to the value of the warrants to be amortized over the term of the note at an effective rate of 24%.  Additionally, the warrants issued as costs of this financing were valued at approximately $25,000 and are being amortized over the term of the note. The Broker received a cash payment of $40,000 from the proceeds of the note. The note was paid in full on July 20, 2009.

On June 29, 2009, the Company entered into Securities Purchase Agreement (the “Securities Purchase Agreement”) with Omni. Additionally, on July 2, 2009, the Company and Omni entered into an amended and restated Securities Purchase Agreement (the Purchase Agreement as amended and restated is referred to herein as the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement, Omni agreed to purchase up to $3,500,000 in principal amount of the Company’s Original Issue Discount Secured Convertible Debentures (the “Debentures”) for a purchase price of up to $3,000,000.  As part of this Agreement 5,000,000 shares of the Company’s Common Stock held by Linlithgow Holdings, LLC was pledged as collateral.

Pursuant to the Securities Purchase Agreement, the Company has sold Omni an aggregate of $1,166,660 of Debentures and received gross proceeds of $1,000,000 and Omni agreed to purchase an additional Debenture with a face value of up to $2,333,340 on or before July 30, 2009.  Omni was also issued warrants to purchase 4,999,972 shares of the Company’s Common Stock with an exercise price of $0.70 per share subject to a reset provision. The warrants are exercisable, for five years from the date of issuance.  The Debentures are convertible into shares of the Company’s Common Stock at any time at the option of the Holder at a conversion price of $0.70 per share, subject to adjustment (the “Conversion Price”).  Interest on the Debenture is 10% per annum.  The first Debenture was issued on June 29, 2009 and the second Debenture to be issued on July 2, 2009.  The principal amount of each of the Debentures is $583,350 and each has a maturity date of twelve months from the date of issuance.  The Debentures cannot be converted to common stock to the extent such conversion would cause the holder of the Debenture, together with such holder’s affiliates, to beneficially own in excess of 4.99% (or a maximum 9.99% in certain cases) of the Company’s outstanding common stock immediately following such conversion.  As part of the Agreement, 2,499,986 five year warrants to purchase the Company stock at $0.70 were issued to Omni at a value of $270,000.

Beginning six months from the original issue date of the  Debentures, on the 1st of each month (the “Monthly Redemption Date”) the Company must redeem the Monthly Redemption Amount ($97,221.66 for each $583,330 Debenture, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the Holder under the Debenture). The Monthly Redemption Amount payable on each Monthly Redemption Date shall be paid in cash at a rate of 110% of the Monthly Redemption Amount or upon 30 trading days’ notice the Company may in lieu of cash pay all or part of the Monthly Redemption Amount in conversion shares.

Payment of the Debentures issued to Omni is secured pursuant to a security interest and pledge agreement (the “Security Interest and Pledge Agreement”) whereby, on June 29, 2009, Linlithgow Holdings LLC pledged 2,500,000 shares of BYOC common stock.  On July 2, 2009, the Company and Omni amended the Security Interest and Pledge Agreement so that additional pledgors could pledge their respective unpledged shares of BYOC Common Stock (the Security Interest and Pledge Agreement, as amended and restated, is referred to herein as the “Security Interest and Pledge Agreement”).  Pursuant to the terms of the Security Interest and Pledge Agreement, Linlithgow Holdings, LLC pledged an additional 3,982,000 shares of BYOC Common Stock, Wendy Borow-Johnson, the President of Brand Management pledged 480,000 shares BYOC Common Stock, and Robert McNulty, the Chief Executive Officer of the Company, pledged 505,000 shares of BYOC Common Stock.

On June 29, 2009 the Company issued Omni the first Debenture in the amount of $583,350 and received gross proceeds of $500,000. There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 2,499,986 and the broker 199,999 warrants to purchase the company common stock at a price of $0.70. In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $74,000 at inception of the agreement.  At June 30, 2009 the value of the derivative was approximately $54,000.  The change in the derivative was reported in the statement of operations for the period ended June 30, 2009.  The company recorded a discount on this note of approximately $298,000 related to the value of the warrants to be amortized over the term of the note at an effective rate of 20%.  Additionally, the warrants issued as costs of this financing were valued at approximately $65,000 and are being amortized over the term of the note.  The Company also paid the broker a $40,000 cash fee

During June 2009, two of our note holders converted the principal and interest of their convertible promissory notes into shares of the Company common stock at a conversion rate of $.70 per share.  Total principal converted was $110,000, which was converted into 157,143 of the Company common shares.  Total accrued interest of $12,940 was converted into 18,485 of the Company common shares.

The Company recorded $4,520,467 and $1,111,471 as interest expense on the above notes for six month period ended June 30, 2009 and 2008, respectively. Also, included in interest expense is the amortization of $3,759,367 and $892,584 of loan origination fees and discount associated with these notes for the six months ended June 30, 2009 and 2008 respectively.

NOTE 9 - COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

On January 5, 2009, we issued 1,000 shares of common stock to an individual for services rendered with setting up our debit card program used for paying our sales representatives valued at $1.00 per share

On January 12, 2009 we issued 25,000 shares of common stock for cash at $0.80 per share to an accredited investor.

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

In January 2009, we issued 10,000 shares of our common stock for services provided as a commission for assisting the Company with fund raising. The shares were valued at $1.00.

On February 11, 2009, we issued 52,000 shares of our common stock for services rendered in connection with our convertible bridge loans procured during the fourth quarter 2008. This amount had been accrued for at $1.00 per share when the service was provided in 2008.

On February 18, 2009, we issued 5,000 shares of stock as compensation to an employee with a value of $1.00 per share.

On April 6, 2009 three individual warrant holders exercised the cashless option and converted their warrants into 189,086; 47,276 and 48,504 of Company common stock.

On April 14 and April 24, 2009 two individual warrant holders exercised the cashless option and converted their warrants into 36,160 and 39,920 shares of Company common stock, respectively.

On April 15, 2090, the Company issued 25,000 shares of common stock at $1.44 per share value for professional services received.

On April 30, 2009, the Company issued 126,988 unrestricted shares of common stock in lieu of $198,101 in commissions earned to 16 different independent sales representatives.

On May 1, 2009, the Company issued 70,000 unrestricted shares of common stock in lieu of $101,100for professional services received.

On May 21, 2009, the Company issued 2,500 shares of common stock valued at $1.00 as compensation to an employee.

On May 22, 2009, the Company issued 14,514 unrestricted shares of common stock in lieu of $14,514 in commissions earned to 16 different independent sales representatives.

On June 1, 2009, the Company issued 15,000 unrestricted shares of common stock and 40,000 shares of restricted common stock in lieu of $55,000 in commissions earned to 4 different independent sales representatives.

On June 2, 2009, the Company issued 200,000 shares of unrestricted common stock for professional services received with a value of $202,000.

On June 9, 2009, the Company issued 15,000 unrestricted shares of common stock and 35,000 shares of restricted common stock in lieu of $61,000 in commissions earned to 2 different independent sales representatives.

On June25, 2009, the Company issued 2,000 unrestricted shares of common stock and 7,500 shares of restricted common stock in lieu of $9,500 in commissions earned to 2 different independent sales representatives.

On June 25, 2009, the Company issued 100,000 unrestricted common stock valued at $84,000 for professional services received.

During the three months ended June 30, 2009, the Company had 17 of our 12% convertible notes converted into shares of our common stock by 16 individual note holders as follows:

Conversion Date	Principal Converted	Principal Shares Issued	Interest Converted	Interest Shares Issued	Conversion Rate
4/6/2009	$75,000	107,143	$6,775	9,679	0.70
4/6/2009	$200,000	285,714	$17,533	25,048	0.70
4/6/2009	$100,000	142,857	$8,833	12,619	0.70
4/20/2009	$50,000	71,429	$7,983	11,405	0.70
4/27/2009	$50,000	71,429	$7,366	10,905	0.70
4/27/2009	$100,000	142,857	$15,267	21,810	0.70
4/6/2009	$5,000	7,143	$728	1,040	0.70
4/17/2009	$5,000	7,143	$747	1,067	0.70
4/22/2009	$5,000	7,143	$755	1,079	0.70
4/6/2009	$25,000	35,714	$3,642	5,202	0.70
4/17/2009	$25,000	35,714	$3,733	5,333	0.70
4/22/2009	$25,000	35,714	$3,775	5,393	0.70
5/6/2009	$10,000	14,286	$1,557	2,224	0.70
5/6/2009	$50,000	71,429	$7,783	11,119	0.70
5/1/2009	$300,000	428,571	$29,600	42,286	0.70
5/6/2009	$200,000	285,714	$20,200	28,857	0.70
5/6/2009	$200,000	285,714	$31,133	44,476	0.70
5/7/2009	$30,000	42,857	$2,750	3,929	0.70
5/7/2009	$30,000	42,857	$2,750	3,929	0.70
5/7/2009	$100,000	100,000	$4,000	4,000	1.00
5/19/2009	$100,000	142,857	$9,567	13,667	0.70
6/10/2009	$10,000	14,286	$1,673	2,390	0.70
6/12/2009	$100,000	142,857	$11,267	16,095	0.70
2nd Quarter Total	$1,795,000	$2,521,428	$199,417	283,552

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants:

	Outstanding		Issued 6 months		Outstanding
Exercise Price	December 31, 2008		Ended June 30, 2009	Exercised	June30, 2009
$0.01	153,920	(1)	-	(40,400)	113,520	(1)
$0.30	30,300		-	-	30,300
$0.50	101,000	(1)	-	-	101,000	(1)
$0.70	5,087,484		5,777,985	-	10,865,469
$0.93	4,026,646		-	(898,786)	3,127,860
$1.00	503,247		1,240,000	-	1,743,247
$2.40	132,310	(1)	-	-	132,310	(1)
	10,034,907		7,017,985	939,186	16,113,706

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

2008 Stock Option Plan

In September 2008, the Company's Board of Directors approved the 2008 Equity Incentive Plan of Beyond Commerce (the "Plan"). On June 12, 2009, the Company’s Board of Directors amended and approved increasing the plan from 3,500,000 available options to 7,000,000.  This amendment was approved by the shareholders on July 24, 2009 at the Company’s annual shareholder meeting.

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

	Outstanding	Issued 6 months	Cancelled or	Outstanding
Option Group	December 31, 2008	Ended June 30, 2009	Exercised	June 30, 2009
$0.50-0.69	-	1,091,658	-	1,091,658
$0.70-0.89	470,000	705,547	11,700	1,163,847
$0.90-0.99	451,049	512,441	-	963,490
$1.00-1.25	73,271	1,207,500	-	1,280,771
$1.25-1.70	120,000	290,170	-	410,170
	1,114,320	3,807,316	11,700	4,909,936

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model.  Consequently, the Company recorded a share-based compensation expense of $685,661 and $1,504,476 for the three and six months ended June 30, 2009, respectively. Total compensation costs to be recognized over the next three years will be $1,514,812 for all non-vested options as of June 30, 2009. Expense will equal or exceed the vested amount of the options.

Dividends

The Company has never issued dividends.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases certain office space, under operating leases which generally require the Company to pay taxes, insurance and maintenance expenses related to the leased property.  The leases for office space have lease extension renewal options for an added two to three years at fair market rent values. The Company believes that in the normal course of business, leases will be renewed or replaced by other leases.  In December 2007 the Company entered into a four year lease for 4,560 square feet in Henderson, Nevada which houses its corporate office.  The Company also leases a fully furnished three bedroom apartment in the Henderson, Nevada area effective June 11, 2009 through July 30, 2009.  The monthly rent expense is $4,250 plus utilities.  The Company rented the apartment for executives and consultants to alleviate hotel expenses for these individuals that work in our Henderson but are not residents of the area. The Company closed its Irvine, CA office on May 31, 2009.

Total rent expense incurred by the Company, which includes the leases above and sundry month to month rental expenditures was $52,326 and $58,683 for the six month period ended June 30th  2009 and 2008, respectively. The Company signed an amendment to its lease in Henderson, Nevada in February 2009, effective March 16, 2009 for an additional 5,634 square feet of office space adjacent to the current office.  This amendment ties to the expiration of the present lease and will expire January 31, 2012.  The Company has future minimum lease obligations as follows:

Twelve months ending June 30,	2009
2010	$428,392
2011	294,375
2012	161,501
Total	$884,268

Convertible Promissory Notes

The Company currently has outstanding $2,380,000 of short-term convertible promissory notes that are secured by a lien on all of the Company’s assets.

NOTE 11 – SEGMENT REPORTING

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

Summary financial information for the two reportable segments as of the six months ended June 30 is as follows:

	2009	2008
Operations: BOOMj.com dba i-Supply
Net sales	$168,972	$820,213
Gross Margin	148,477	(64,270)
Depreciation	(96,568)	(86,581)
Assets	621,180	1,047,231
Capital Expenditures	3,691	75,360

Operations: LocalAdLink
Net sales	$10,487,230	-
Gross Margin	464,342	-
Depreciation	(10,206)	-
Assets	2,536,902	-
Capital Expenditures	109,596	-

Consolidated Operations:
Net sales	$10,656,203	820,213
Gross Margin	612,819	(64,270)
Other operating expenses	(8,563,173)	(3,692,926)
Depreciation	(106,774)	(86,581)
Non-operating income (expense)	(522,433)	(1,111,471)
Loss from operations before income taxes	(8,579,561)	(4,955,248)
Assets	4,840,462	1,047,231
Capital Expenditures	120,929	75,360

 Summary financial information for the two reportable segments as of the three months ended June 30 is as follows:

	2009	2008
Operations: BOOMj.com dba i-Supply
Net sales	$141,985	$59,264
Gross Margin	136,015	(4,401)
Depreciation	(48,570)	(44,673)
Assets	621,180	1,047,231
Capital Expenditures	3,691	3,705

Operations: LocalAdLink
Net sales	$4,470,049	-
Gross Margin	(304,289)	-
Depreciation	(6,433)	-
Assets	2,536,902	-
Capital Expenditures	29,416	-

Consolidated Operations:
Net sales	$4,612,034	59,264
Gross Margin	(304,289)	(4,401)
Other operating expenses	(4,687,303)	(1,718,064)
Depreciation	(55,003)	(44,673)
Non-operating income (expense)	(870,477)	(629,442)
Loss from operations before income taxes	(5,916,972)	(2,396,580)
Assets	4,840,462	1,047,231
Capital Expenditures	33,107	3,705

NOTE 12 – NET LOSS PER SHARE OF COMMON STOCK

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share).  The total number of such stock option warrant shares and potential shares to be issued upon conversion of debt excluded from the diluted net loss per common share presentation was 30,906,562 and 10,847,053 at June 30, 2009 and 2008, respectively.

The above amounts are not included in the computation of diluted earnings per share because the effect of these instruments would be anti-dilutive (i.e., reduce the loss per share) for the three and six months ended June 30, 2009. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the period ended June 30, 2009 and 2008:

Numerator

Basic and diluted net loss per share for the six months ended June 30:

	Unaudited	Unaudited
	2009	2008

Net loss available to common stockholders	$(8,579,561)	$(4,955,248)

Denominator

Basic and diluted weighted average number of shares outstanding	42,522,800	37,596,188

Basic and diluted net loss per share	$(0. 19)	$(0.13)

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS (not described elsewhere)

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $25,276 and $34,194 for the three months and six months ended June 30, 2009 and $13,937 and $34,454 for the three months and six months ended June 30 2008, respectively for interest. The Company did not make any payments for income tax during the three months or six months ended June 30, 2009 or 2008. For the six month period ending June 30, 2009, the Company incurred approximately $1,480,000 and $124.000 of debt related fees, which were paid by issuing common stock and/or warrants.

During the quarter ended June 30, 2009, approximately $4,165,103of expense was recorded which was paid for by issuing stock, options and warrants.

NOTE 14 - RELATED PARTIES

The Company paid Linlithgow Holdings, LLC. (an affiliate shareholder) $255,640 and $77,740   in commissions and consulting fees for the six months ended June 30, 2009 and the three months ended June 30, 2009 respectively, as compared to $76,650 and $53,450 for the same periods in 2008, respectively. The Company also accrued interest due Linlithgow Holdings, LLC. in the amount of $32,000 for  the six months ended June 30, 2009.  We also have related party transactions with FA Corp in which the principal shareholder is a member of our board of directors, Murray Williams.  We incurred expenses for FA Corp of $30,338 and $6,930 for services rendered for the six months ended June 30, 2009 and the three months ended June 30, 2009, respectively compared to $101,257 and $42,265 for the six months ended June 30, 2008 and the three months ended June 30, 2008, respectively.

The Credit Card merchant accounts are personally guaranteed by an officer of the Company.

NOTE 15 - SUBSEQUENT EVENTS

The Company issued on July 6, July 8 and July 9, 60,000; 350,000 and 5,000 shares of common stock respectively to three different independent contractors for services rendered which were valued at $21,000, $154,000 and $5,000 respectively

On July 2, 2009 the Company secured an Original Issue Discounted Promissory note of $583,330 for the receipt of $500,000 that matures on June 29, 2010.  There is a reset provision associated with the note in regards to payment date. In addition for the receipt of funds, the company gave the lender 2,499,986 and the broker 199,999 warrants to purchase the company common stock at a price of $0.70. The warrants  have a reset provision. Interest is payable commencing six months from the date of the note (monthly redemption date) upon conversion, and upon maturity commencing six months from the date of the note(monthly redemption date.

On July 6, 2009 the Company issued a total of 320,000 common stock purchase warrants to six of our bridge loan note holders.  These warrants were issued due to a provision in their original warrants that required the Company to hit certain targets which were not met by June 30, 2009.  The conversion price on these warrants is $1.00.

 On July 10, 2009, Omni purchased from the Company a Debenture with a face amount of $583,330, with the Company receiving gross proceeds of $500,000. There is a reset provision associated with the note in regards to payment date.  The broker received commission of a $40,000 cash payment.

 Omni was also issued warrants to purchase 2,499,986 shares of the Company’s Common Stock with an exercise price of $0.70 per share subject to a reset provision. The warrants are exercisable, for five years from the date of issuance.  The Debentures are convertible into shares of the Company’s Common Stock at any time at the option of the Holder at a conversion price of $0.70 per share, subject to adjustment (the “Conversion Price”).  Interest on the Debenture is 10% per annum and it has a Maturity Date of July 10, 2010.  The Debentures cannot be converted to common stock to the extent such conversion would cause the holder of the Debenture, together with such holder’s affiliates, to beneficially own in excess of 4.99% (or a maximum 9.99% in certain cases) of the Company’s outstanding common stock immediately following such conversion.

Beginning six months from the original issue date of the  Debentures, on the 1st of each month (the “Monthly Redemption Date”) the Company must redeem the Monthly Redemption Amount ($97,221.66 for each $583,330 Debenture, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the Holder under the Debenture). The Monthly Redemption Amount payable on each Monthly Redemption Date shall be paid in cash at a rate of 110% of the Monthly Redemption Amount or upon 30 trading days’ notice the Company may in lieu of cash pay all or part of the Monthly Redemption Amount in conversion shares.

On July 21, 2009, Omni purchased from the Company, a secured original issue discount convertible debenture (the “Debenture”) and a warrant to purchase 7,500,042 shares of the Company’s common stock for an aggregate purchase price of one million five hundred thousand dollars ($1,500,000).  The Debenture has a face value of $1,750,010 and will become due and payable on July 21, 2010.  The Debenture may be converted at any time at the option of the Investor and has there is a reset provision associated with the note in regards to payment date.  The Warrant may be exercised at any time for a period of five years from the date of issuance and has an exercise price of $0.70, subject to reset provisions.  The Warrant may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the Warrant.

As of July 21, 2009, the Company has sold to Omni an aggregate of $3,500,000 of Debentures and has received gross proceeds of $3,000,000.

In connection with the sale of the Debenture, Midtown Partners & Co, LLC received a warrant to purchase 600,003 shares of the Company’s Common Stock (the “Midtown Warrant”) pursuant to the terms of its placement agent agreement with the Company.  The Midtown Warrant may be exercised at any time for a period of five years from the date of issuance and has an exercise price of $0.70, subject to reset provisions.  The Warrant may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the Warrant.

On July 21, 2009, the Company paid Omni  in full an OID promissory note dated June16, 2009 in the amount of $575,000.

On July 24, Paul Morrison was nominated to the Company Board of Directors.  Mr. Morrison is Chief Executive Officer and President of Omni Reliant Holdings, Inc.  The Company has outstanding promissory notes to OmniReliant as of Aug 4, 2009 with a face value of $4,148,145.

 On July 30, 2009, the Company entered into Securities Purchase Agreement (the “Securities Purchase Agreement”) with OmniReliant Holdings, Inc. (“Omni” or the “Holder”), pursuant to which Omni  agreed to purchase a series of original issue discount secured convertible debentures in such amounts and with such frequency as agreed by the Company and Omni (the “Debentures”).  On July 30, 2009, the Company sold Omni the first of the Debentures (the “First Debenture”) in the principal amount of $641,663 and received gross proceeds of $550,000.   The Debentures are due one year from when they are issued and are convertible into shares of the Company’s Common Stock at any time at the option of the Holder at a conversion price of $0.70 per share, subject to adjustment (the “Conversion Price”).  There is a reset provision associated with the note in regards to payment date.  Interest on the Debentures is 10% per annum, payable in cash or common stock, at the option of the Company, provided that, interest may only be paid in common stock if the Equity Conditions (as defined in the Debenture) are met or waived by Omni.  Interest is payable commencing six months from the date of the note (monthly redemption date) upon conversion, and upon maturity. Commencing on the redemption date, the Company will make six months payments of principal and interest totaling $108,024.  Omni also was issued warrants to purchase up to 2,750,000 shares of the Company’s Common Stock with an exercise price of $0.70 per share, subject to reset provisions.  The warrants are exercisable, for five years from the date of issuance. A Debenture cannot be converted to common stock to the extent such conversion would cause the holder of the Debenture, together with such holder’s affiliates, to beneficially own in excess of 4.99% (or a maximum 9.99% in certain cases) of the Company’s outstanding common stock immediately following such conversion.

In connection with the Securities Purchase Agreement, the Company and Omni entered into a Security Interest and Pledge Agreement (the “Pledge Agreement”). Pursuant to the Pledge Agreement, the Company’s obligations under the Securities Purchase Agreement are secured by a pledge of 10,802,416 shares of the Company common stock as security to Omni.

In connection with the sale of the Debenture, Midtown Partners & Co, LLC received a warrant to purchase 220,000 shares of the Company’s Common Stock (the “Midtown Warrant”) pursuant to the terms of its placement agent agreement with the Company.  The Midtown Warrant may be exercised at any time for a period of five years from the date of issuance and has an exercise price of $0.70, subject to reset provisions.  The Warrant may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the Warrant.

In addition for the receipt of funds, the company gave the lender 2,750,000 and the broker 220,000 warrants to purchase the company common stock at a price of $0.70.

On May 26, 2009 the Company registered to commence operations as LocalAdLink, Ltd Pty. in Australia, during July 2009, the Company has officially began operations.

During July 2009, the Company obtained a majority of their promissory note holders to agree to extend their notes to January 31, 2010.  Because of a provision in the promissory notes, the acceptance of the extension of the notes forced all secured promissory note holders to accept the extended date.  This resulted in the extension of the maturity of $2,380,000 of secured promissory notes, plus the extension of certain provisions.  For the extension, we granted the note holders a total of 680,000 three year warrants to purchase common shares of Company stock at $1.00.

During July 2009, the Company agreed with 10 individual bridge loan note holders to extend $590,000 in notes from July to October 6, 2009.  The Company paid these note holders a total of $17,803 in interest payments on these notes.

On August 4, 2009, one of our 12% convertible note holders converted their note of $100,000 into shares of common stock at a conversion rate of $0.35.  This resulted in an issuance of 285,714 shares of common stock.  In addition this note holder also converted their accumulated interest into shares of the Company’s common stock at a conversion rate of $0.35.  The total interest converted was $18,567 and converted into 53,048 of the Company’s common shares.

On August 7, 2009, the Company issued 100,000 shares of stock valued at $34,000 for professional services received.

NOTE 16 – CHANGE IN METHOD OF ACCOUNTING FOR CERTAIN CONVERSION AND EXERCISE FEATURES

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

The following financial statement line items as of December 31, 2008 were affected by the change in accounting (no proforma has been presented for the income statement or cash flows as none of these instruments were outstanding during the six months ended June 30, 2008):

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008

		As Computed
	As Originally	Under	Effect of
	Reported	& EITF 07-5	Change

Total Assets	$1,806,008	$1,806,008	$-
Current Liabilities
Short-term borrowings	2,400,555	2,400,555	-
Accounts payable	1,490,590	1,490,590	-
Accounts payable – related party	19,552	19,552	-
Note derivative liability	1,523,651	3,396,935	1,873,284
Other current liabilities	1,374,534	1,374,534	-
Deferred revenue	609,987	609,987	-
Total Current Liabilities	7,418,869	9,292,153	1,873,284

Commitments and Contingencies	-	-	-

Temporary Equity	1,135,980	-	(1,135,980)

Stockholders’ Deficit:
Common stock, $0.001 par value, 200,000,000 and 75,000,000 shares authorized as of December 31, 2008 and 2007, respectively, and 40,936,143 and 36,108,067 issued and outstanding at December 31, 2008 and 2007, respectively	40,936	40,936	-
Preferred stock,$.001 par value of 50,000,000 shares authorized and no shares issued	-	-	-
Additional paid-in capital	11,096,604	11,096,604	-
Accumulated deficit	(17,886,381)	(18,623,685)	(737,304)
Total Stockholders’ Deficit	(6,748,841)	(7,486,145)	(737,304)
Total Liabilities and Stockholders' Deficit	$1,806,008	$1,806,008	$-

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

Results of Operations

We reported a net loss of $8,579,561 and $5,916,972 for the six and three months ended June 30, 2009, respectively as compared to net losses of $4,955,245and $2,396,580 reported for the six and three months ended June 30, 2008, respectively. While reporting a net loss the Company’s LocalAdLink division continued to grow its sales force and gross revenues.  However, at the end of February with the spike in the volume of weekly credit card revenues generated, certain credit card processing companies, without notice to the Company, put a hold on all of the cash being remitted to Beyond Commerce’s LocalAdLink subsidiary. This hold was initiated under the rationale of “potential business risk.” The Company had less than 0.25% percent in charge-backs and a total of approximately $13,000 in claims over a six month period of time prior to this risk reassessment.  With the stoppage of the credit card processing and the processors holding back over $900,000 of funds due to the Company, we inadvertently had 567 checks returned totaling over $250,000 to valued employees, our commissioned sales force and vendors.

The reckless actions of the credit card processors negatively impacted the Company and prevented us from achieving our projected first and second quarter revenues and income. LocalAdLink was prevented from selling advertising to local businesses for approximately 23 days during the month of March. The negative impact of inadvertently returning 567 checks impacted the Company’s credibility with its independent sales force. Due to the problems of not being able to process credit cards, which caused 567 returned checks, during the sixty days following the incident, the Company had to rebuild its credibility with its independent sales representatives so they would reenergize and once again sell ads. At the time of the incident, LocalAdLink was ramping up revenues based on its prior month’s revenues at a rate of four and a half million per month. Obviously the sales fell well short of our planned revenues for the month caused by the credit card processors reckless actions.

The Company is currently evaluating any claims it may have against the aforementioned credit card processing companies, as we believe that the damage to the Company from the willful negligence of the processors has caused an undetermined financial loss to Beyond Commerce. Furthermore, the credit card processors’ holding of revenues forced us to change processors.  This change has resulted in increased processing fees, personal guarantees and a mandate for the Company to reserve 10% of its revenues received daily to mitigate potential risk to the new processor.

As more fully explained in "Operating Expenses" below, the additional losses in 2009 were also attributable to increases in operating costs, interest from debt, the issuance of warrants, and the delay in certain revenue generation activities.

Revenues

Our goal is to generate revenues from (i) the sale of various products to our Web site users (our e-commerce operations), and (ii) both national and local advertising fees. Revenue for the six and three month periods ended June 30, 2009, was $10,656,203 and $4,612,034, respectively as compared to $820,213 and $59,264 for the six and three month periods ended June 30, 2008 respectively. The increases are due to revenue from the new LocalAdLink segment, which the Company launched in November 2008.  LocalAdLink constituted $10,631,839 and $4,614,658 of total revenue for the six and three months ended June 30, 2009, respectively.

Cost of Advertising/ Merchandise Acquired

 Cost of sales for the six and three month periods ended June 30, 2009 were $10,043,384 and $4,916,323, respectively compared to $884,483 and $63,665for the six and three month periods ended June 30, 2008, respectively.  LocalAdLink constituted $10,022,889 and $4,910,353 of the total cost of sales for the six and three months ended June 30, 2009. Included in the total cost of advertising for LocalAdLink is the non cash cost of the issuance of stock options to the independent representatives of $1,225,036 and $526,909 for the six and three month periods ended June 30, 2009, respectively.

Operating Expenses

Selling, general and administrative expenses, including related party expenses, (SG&A) for the six month and three month periods ended June 30, 2009 were $6,494,352 and 3,544,238. This is an increase of $3,550,735 and $2,304,060 in SG&A expenses from the $2,943,617 and $1,238,178 reported for the six month and three month periods ended June 30, 2008, respectively. This increase is mainly attributable to the increase in employees, programming, merchant fees, travel, marketing and the issuance of options.  The Company had 101 employees at the end of June 2009 as compared to 42 at the end of June 2008. This accounts for an increase in payroll expenses for the six and three months ended June 30, 2009 of $1,124,110 and $775,889 respectively from the expense for the six and three months ended June 30, 2008.  Payroll expenses were $2,417,097 and $1,388,753 for the six and three months ended June 30, 2009 and $1,292,987 and $612,684 for the same periods ended June 30, 2008, respectively.

Programming and computer expenses increased for the six and three months ended June 30, 2009, $464,956 and $245,252, respectively to $500,964 and $334,209 for the six and three months ended June 30, 2009, respectively, from $36,008 and $88,957 for the six and three months ended June 30, 2008, respectively.  A large part of the increase is attributable to the programming of the LocalAdLink software and the increase in computer related equipment for new employees.  The issuance of options for stock-based compensation created an expense of $279,440 and $120,690 for the six and three month periods ended June 30, 2009, respectively as compared to zero for the same periods of 2008. Merchant and bank fees of $615,162 and $332,670 for the six and three months ended June 30, 2009, respectively is an increase of $586,212 and $332,670 from $28,950 and $13,974 for the six and three months ended June 30, 2008, respectively.  This increase in merchant and bank fees is due to the volume of credit card sales through LocalAdLink. Travel increased $276,813 and $105,894 for the six and three months ended 2009, respectively to $367,500 and $152,952 respectively compared to $90,687 and $47,058 for the six and three months ended June 30, 2008, respectively.  Marketing and selling expense for the six and three months ended June 30, 2009 was $1,932,140 and $712,509, respectively.  This is an increase of $842,789 and $564,321 from the $1,089,351 and $704,411 for the six and three months ended June 30, 2008, respectively.  This increase was created from the marketing enhancements of LocalAdLink.

Professional fees, including related party fees, for the six and three month periods ended June 30, 2009 were $2,068,821 and $1,142,965, respectively. This is an increase of $1,319,512 and $663,079 in professional fees from the $749,309 and $479,886 for the six month and three month periods ended June 30, 2008, respectively. The largest component of the increase in professional fees consisted of consulting and support services due to the rapid growth of activity in the LocalAdLink division. This increase was $822,724 and $289,108 for the six month and three month periods ended June 30, 2009, respectively. There was also an increase in accounting fees of $224,802 and $130,102 for the six month and three month periods ended June 30, 2009, respectively. This increase is due to an increase in our audit and compliance expenses as a result of ramping up operations.  There was an increase of $127,000 and $ 65,000 for the issuance of stock and cash payments for capital raising support. Legal fees increased $266,131 and $303,035 for the six and three months ended June 30, 2009 as compared to the same periods for June 30, 2008, respectively.  This is due to an increase in fees paid for financing, SEC filings and pending litigation against credit card processors (see results of operations).  Professional fees for marketing decreased $131,456 and $84,227 for the six and three months ended June 30, 2009 as compared to the same periods ended June 30, 2008, respectively.  This is due to the hiring of internal marketing professionals.

Depreciation expense for the six month and three month periods ended June 30, 2009 was $106,774 and $55,003, respectively. This reflects an increase of $20,193 and $10,330 from $86,581 and $44,673 reported for the six month and three month periods ended June 30, 2008, respectively. This increase in expense is attributable to the amortization of the asset additions, which consist mostly of hardware and software purchased for new employees.

Other income (expense)

Income related to the change in derivative liability value for the six and three month period ended June 30, 2009 was $3,998,034 and $2,231,694, respectively.  These derivatives related to notes issued in the third and fourth quarters of 2008 and notes issued during the second quarter of 2009.

Interest expense for the six month and three month periods ended June 30, 2009, respectively was $4,488,467, and $3,070,171 compared to $1,111,471 and $629,442 for the six and three month periods ended June 30, 2008, respectively. Interest expense includes non-cash expenses related to the value of arrants issued to investors who invested in our convertible notes and discounts from beneficial conversion features. Loan fees and loan discount amortization expenses of $3,803,530 and $2,518,298 related to our promissory notes for the six and three month periods ended June 30, 2009, respectively.  During the three months ended June 30, 2009, we expensed $216,460 of discount amortization expense related to warrants issued on a 30 day note secured on April 9, 2009 and paid in full on May 7, 2009.  Consequently we expensed the full discount amortization during the three months ended June 30, 2009.  During the six and three months ended June 30, 2009, respectively, an additional discount amortization of $493,231 and $449,087 was expensed due to the conversion of secured notes into Company stock.  This additional expense was to capture the full discount amortization scheduled to be expensed in subsequent periods.  Interest expense on the note balances accrued for the six and three months ended June 30, 2009 was $612,908 and $466,070, respectively, as compared to $161,961 and $52,767 for the six and three month periods ended June 30, 2008, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2009 were $185,172 and $100,086 at December 31, 2008. Since our business model is in the early stages of operations thus far, the majority of our capital resources have been derived through the sale of debt and equity securities. No assurance can be made that these operations will continue to improve or that we will have access to capital markets in the future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement our business strategies. Our inability to fulfill our business plan, access the capital markets or obtain acceptable financing could have a material adverse affect on our results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred a loss of $8,579,561 and $5,916,972 for the six and three month periods ended June 30, 2009, respectively as compared to $4,955,248 and $2,396,580 for the same periods ended June 30, 2008, respectively. Our current liabilities exceeded our current assets by $9,443,091 at June 30, 2009 and negative cash flow from operating activities for the six months ended June 30, 2009 was $3,403,485.  Included in current liabilities is deferred revenue of $3,010,849 and notes payable of $5,350,391. These factors, and our inability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create considerable doubt about our ability to continue as a going concern.

We currently do not have sufficient funds on hand to fund our current obligations until we reach our projected break-even level of operations. We do not have any bank credit lines. Accordingly, we will have to obtain additional funding in the near future in order to continue our operations until our revenues are sufficient to fund our operating expenses. Although we have again re-commenced our on-line e-commerce business and our local advertising business, and now are again generating revenues from those lines of our business, we do not anticipate that we will generate sufficient cash from operations to fund our working capital needs for at least another three months. Accordingly, we intend to continue to seek additional financing from various sources, including from the sale of debt or equity securities. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we do not obtain sufficient additional funds in the near future, we will have to suspend some of our operations, further scale down our current and proposed future operations or, if those actions are not sufficient, terminate our operations.

All of the convertible notes that we have issued in order to fund our working capital needs mature within the next twelve months. Accordingly, in addition to having to raise funds to continue to operate, we also will have to raise funds to repay these convertible notes (to the extent that such notes are not converted in shares of our common stock by the holders). As of June 30, 2009, the total principal amount of our short-term borrowings was $7,344,044. Some of the convertible notes that we issued are secured by a lien on certain of our assets and/or the assets of our subsidiaries. During the first six months of 2009, $2,000,000 of the secured promissory notes converted into Company common stock. In the event that we fail to repay these remaining secured promissory notes as they mature, we will be at risk of losing our assets through foreclosure of our assets. Accordingly, a default under the secured convertible notes could result in the loss of our assets and the termination of our operations.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time to raising capital from additional debt and equity financing. During July 2009, the Company entered into an amendment to its Secured Convertible Promissory notes originally due July 31, 2009 in the principal amount of $2,380,000. Also during July 2009, 10 holders of the Company’s bridge loan notes having an aggregate balance of $590,000 agreed to extend the maturity date of these notes from July 6 to October 6, 2009.

Operating Activities

Net cash used in operating activities for the six month period ended June 30, 2009 was $3,403,485 compared to a use of cash of $3,603,200 for the six month period ended June 30, 2008. This change was mainly attributable to the increase in Local Ad Link and I-Supply operations and related overhead demands compared to the start up of operations incurred in 2008.

Investing Activities

Net cash used in investing activities for the six month period ended June 30, 2009 and 2008 was $120,929 and $78,223, respectively, representing cash expended for the purchase of computers and office furniture and equipment.

Financing Activities

Net cash provided by financing activities for the six month period ended June 30, 2009 and 2008 was $3,609,500 and $3,606,765, respectively, due primarily to net cash received from the sale of debt securities of $4,560,000 and 3,538,232, respectively. During the six month period ended June 30, 2009 we received $20,000 from the issuance of common stock, repaid $768,500 on a short term loan, received short term unsecured borrowings of $228,000 and paid cash for debt placement fees of $430,000.

As a result of the above activities, we experienced a net increase in cash of $85,086 for the six month period ended June 30, 2009 as compared to a net decrease for the six month period June 30, 2008 of $74,659. Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors through the sale of our securities and continuing our stream of revenue through LocalAdLink. There is no assurance that we will be able to raise any additional funds.

Other

As of June 30, 2009, we had no long-term debt obligations, no capital  lease obligations, no material  long-term purchase obligations or other similar long-term liabilities. We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2009 , there were no changes in our internal control over financial reporting (under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There has been no material change in the Risk Factors set forth in the “Risk Factors” section of the Company’s Form 10-K for the year ended December 31, 2008, other than as set forth below:

We currently have outstanding $2,380,000 of short-term convertible promissory notes that are secured by a lien on all of this company’s assets. Accordingly, a default under the convertible promissory notes, or our inability to repay them when these notes become due, could result in the foreclosure of all of our assets and the termination of our business.

We currently have outstanding approximately $2,380,000 of short-term, secured notes that mature and must be repaid in full, both principal and interest, on July 31, 2009. Failure to make any payment as required under the convertible promissory notes could result in the acceleration of the convertible promissory notes and the foreclosure of our assets. If we are unable to repay the notes in full upon their maturity, or if we otherwise default under our obligations to the holders of those notes, the holders of the convertible promissory notes will have the right to foreclose on all of our assets, which would materially and adversely affect our ability to continue our operations and could terminate our existence. No assurance can be given that we will be able to make all payments as required or that we will be able to repay the convertible promissory notes.  The Company has successfully completed the extension of  these note holders until January 31, 2010.

We will need significant additional capital, which we may be unable to obtain.

We currently only have sufficient cash available to continue our current operations into September 2009. Our capital requirements in connection with our expanding commercial operations have been, and will continue to be, significant. We need to obtain a significant amount of additional funds to fund our working capital needs, to continue to market our Web site, to offer a broader range of products on our e-commerce site, and to otherwise expand our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are not able to raise additional funds in the near future, we may have to severely reduce our operations or even terminate our business.  There can be no assurance that we will be able to obtain additional funds.

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

Item 3. Defaults Upon Senior Securities

On June 19, 2009, the average trading volume of the common stock of Beyond Commerce, Inc. (the “Company”) was under $80,000 for the ten prior consecutive trading days, which constituted a technical “Event of Default” under the Company’s Series 2009 Secured Convertible Original Issue Discount Note Due January 15, 2010, dated June 4, 2009 (the “Note”), made by the Company, in favor of St. George Investments, LLC (the “Holder”). As a result of the Event of Default, the principal amount of the Note, equal to $714,286, plus a penalty of $71,428.60 (equal to 10% of the principal amount), became immediately due and payable. Such unpaid principal and penalty amounts due bear interest at the rate of 1.5% per month. In addition, as a result of the Event of Default, the Note became convertible into shares of the Company’s common stock at the lower of the closing bid price of the stock or the average of the volume weighted average price of the stock, provided, however, the Holder cannot convert the Note into shares of the Company’s common stock to the extent such conversion would cause the Holder’s beneficial ownership of the Company’s common stock to exceed 9.99% of the Company’s issued and outstanding common stock immediately following such conversion.

The Note was secured by an aggregate of 4,020,000 shares of the Company’s common stock pledged by affiliates of the Company, pursuant to stock pledge agreements entered into by the affiliates in favor of the Holder, including 2,020,000 shares pledged by Mark Noffke, the Company’s chief financial officer. Pursuant to the pledge agreement entered into by Mr. Noffke, shares pledged by Mr. Noffke may be transferred to the Holder and sold in full satisfaction of the Company’s obligations under the Note.

The Company and St. George Investments, LLC, entered into an agreement dated July 30, 2009 (the “Agreement”) pursuant to which the Company will satisfy the entire outstanding balance of $420,593.40 on its Series 2009 Secured Convertible Original Issue Discount Note, due June 15, 2010, issued to St. George (the “Note”).  Pursuant to the Agreement, the Company will make the following payments (the “Scheduled Payments”) on the Note:  (i) $100,000 paid on July 30, 2009, (ii) $50,000 shall be paid by August 6, 2009, (iii) 50,000 shall be paid by August 13, 2009, (iv) $50,000 shall be paid by August 20, 2009, (v) $50,000 shall be paid by August 27, 2009, (vi) $50,000 shall be paid on or before September  3, 2009, (vii) $50,000 shall be paid on or before September 10, 2009 and (viii) $20,995.40 shall be paid on or before September 17, 2009.   The Company has settled the first two payments of the Agreement.  In addition, when the note was deemed in default, St. George took collateral and monetized it towards payment of the note. Provided the Scheduled Payments continue to be made in accordance with the Agreement, the Note shall be deemed paid in full and St. George shall return 3,015,424 shares of the Company’s common stock which had been pledged as security for repayment of the Note, and will not hold any other shares pledged in connection with the Note.

Item 4. Submission of Matters to a Vote of Securities Holders

On July 24, 2009, we held our Annual Meeting of Stockholders. The following are the results of voting on the proposals:

a) Election of directors:

Nominee	For	Withheld
Robert J. McNulty	42,694,116	764,639
Barry Falk	42,694,116	764,639
Ronald L. Loveless	42,694,116	764,639
Michael E. Warsinske	42,694,116	764,639
Murray Williams	42,694,116	764,639

b) Approval of the adoption of our 2008 Stock Incentive Plan:

For	26,151,077
Against	154,833
Abstain	41,768

c) Ratification of the selection of L J Soldinger Associates, LLC as our independent auditors:

For	42,827,088
Against	636,292
Abstain	0

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer (Principal Accounting Officer)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August 2009.

By:	/s/ Robert J. McNulty
Robert J. McNulty, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark V. Noffke
Mark V. Noffke, Chief Financial Officer
(Principal Financial Officer)