Form 10-Q
period 2009-09-30
Beyond Commerce
filed 2009-11-16
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

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

As of November 13, 2009, there were outstanding 56,793,311 shares of the registrant’s common stock.

BEYOND COMMERCE, INC.
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2009

Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet at September 30, 2009 and December 31, 2008 (Unaudited)	3

Condensed Consolidated Statements of Operations for the Three and Nine month period ended September 30, 2009 & 2008 (Unaudited)	4-5

Condensed Consolidated Statements of Cash Flows for the Nine month period ended September 30, 2009 & 2008 (Unaudited)	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7- 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25-29

Item 3. Quantitative and Qualitative Information About Market Risk	30

Item4T. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults upon Senior Securities	31

Item 4. Submission of Matters to Vote of Security Holders	31

Item 5. Other Information	31

Item 6. Exhibits	32

SIGNATURES	33

~ 2 ~

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

BEYOND COMMERCE
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

	September 30, 2009	December 31, 2008 as adjusted, (Note 16)
ASSETS
Current assets :
Cash	$-	$100,086
Accounts receivable	10,697	226,091
Prepaid loan cost	1,079,633	562,665
Prepaid commissions	736,274	260,055
Other current assets	931,265	46,230
Total current assets	$2,757,869	$1,195,127

Property, Web site and computer equipment	1,392,447	871,180
Less: Accumulated depreciation and amortization	(515,898)	(320,366)
Property, Web site and computer equipment – net	$876,549	$550,814

Other Assets	75,656	60,067

Total assets	$3,710,074	$1,806,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short term borrowings, net of discount	$7,079,079	$2,400,555
Short term borrowings, net of discount – related party	1,160,305	-
Accounts payable	1,962,157	1,490,590
Accounts payable - related party	135,302	19,552
Checks Written In Excess of Cash	134,217	-
Note derivative liability	3,451,215	3,396,935
Other current liabilities	2,299,685	1,374,534
Deferred Revenue	1,809,130	609,987
Total current liabilities	$18,031,090	$9,292,153

Stockholders’ Deficit :
Common stock, $0.001 par value, 200,000,000 and 75,000,000 shares authorized as of September 30, 2009 and December 31, 2008, respectively, and 46,640,941and 40,936,143 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	$46,641	$40,936
Additional paid in capital	21,370,934	11,096,604
Accumulated deficit	(35,738,591)	(18,623,685)
Total stockholders' deficit	$(14,321,016)	$(7,486,145)

Total Liabilities and Stockholders' Deficit	$3,710,074	$1,806,008

See accompanying notes of these unaudited condensed financial statements.

~ 3 ~

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month period ended September 30,
Unaudited

	2009	2008
Revenues
Advertising Revenue	$1,811,788	$57,562
Merchandising Revenue	240,078	147,248
Total Revenue	2,051,866	204,810
Operating expenses
Cost of advertising	$1,441,623	$-
Cost of merchandising	42,942	165,630
Selling general & administrative	2,106,072	2,261,636
Selling general & administrative - related party	90,412	-
Professional fees	725,559	470,603
Professional fees - related party	9,240	24,616
Depreciation and amortization	88,759	47,762
Total costs and operating expenses	$4,504,607	$2,970,247

Loss from operations	(2,452,741)	(2,765,437)

Non-operating income (expense)
Interest expense, net	(3,077,517)	(1,266,619)
Interest expense – related party	(62,800)	-
Change in derivative liability	(2,942,287)	-
Total non-operating expense	$(6,082,604)	$(1,266,619)

Loss from operations before income taxes	(8,535,345)	(4,032,056)

Provision for income tax	-	-

Net loss	$(8,535,345)	$(4,032,056)

Net loss available to common stockholders	$(8,535,345)	$(4,032,056)

Basic and diluted net loss per common share	$(0.18)	$(0.10)

Weighted average shares of common stock outstanding - basic	46,619,719	39,481,833

See accompanying notes of these unaudited condensed financial statements.

~ 4 ~

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine month period ended September 30,
Unaudited

	2009	2008
Revenues
Advertising Revenue	$12,299,017	$57,562
Merchandising Revenue	409,051	967,461
Total Revenue	12,708,068	1,025,023
Operating expenses
Cost of advertising	$11,464,512	$-
Cost of merchandising	63,437	1,050,113
Selling general & administrative	8,444,784	5,128,603
Selling general & administrative - related party	246,052	76,650
Professional fees	2,764,040	1,141,854
Professional fees - related party	39,578	102,673
Depreciation and amortization	195,533	134,343
Total costs and operating expenses	$23,217,936	$7,634,236

Loss from operations	(10,509,868)	(6,609,213)

Non-operating income (expense)
Interest expense, net	(7,565,985)	(2,378,091)
Interest expense – related party	(94,800)	-
Change in derivative liability	1,055,747	-
Total non-operating expense	$(6,605,038)	$(2,378,091)

Loss from operations before income taxes	(17,114,906)	(8,987,304)

Provision for income tax	-	-

Net loss	$(17,114,906)	$(8,987,304)

Net loss available to common stockholders	$(17,114,906)	$(8,987,304)

Basic and diluted net loss per common share	$(0.39)	$(0.23)

Weighted average shares of common stock outstanding - basic	43,737,435	37,805,466

See accompanying notes of these unaudited condensed financial statements.

~ 5 ~

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine month period ended September 30,
Unaudited

	2009	2008
Net cash used in operating activities	$(6,200,151)	$(5,590,315)

Cash flows from investing activities:
Cash paid to purchase property and equipment	(521,268)	(121,882)
Net cash used in investing activities	$(521,268)	$(121,882)

Cash flows from financing activities:
Issuance of stock - net of offering costs	20,000	530,927
Cash received from short term borrowings	9,158,000	5,733,232
Cash Paid for debt financing fees	(826,500)	-
Payment on short term borrowings - related party	-	(635,000)
Payment on short term borrowings	(1,730,167)	-
Net cash provided by financing activities	$6,621,333	$5,629,159

Net increase (decrease) in cash & cash equivalents	(100,086)	(83,038)

Cash & cash equivalents, beginning balance	100,086	111,247
Cash & cash equivalents, ending balance	$-	$28,209

See accompanying notes of these unaudited condensed financial statements.

~ 6 ~

BEYOND COMMERCE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Beyond Commerce, Inc., formerly known as BOOMj, Inc. (the “Company”, and “we”), is an Internet company that has two interrelated business models aimed at generating revenues primarily from Web site advertising and E-commerce transactions.  Our initial business was BOOMj.com, Inc., www.BOOMj.com, a niche portal and social networking site for Baby Boomers and Generation Jones.  Our BOOMj.com Web site provides social, political, financial, and lifestyle content to the Baby Boomer/Generation Jones target audience as a platform for our advertising and E-commerce businesses. Our LocalAdLink subsidiary operates a website, a local search directory and advertising network that brings local advertising to geo-targeted consumers.  On October 9, 2009, LocalAdLink Inc., a wholly-owned subsidiary of the Company sold its LocalAdLink Software (the “Software”) and all of their assets related to the Software including the rights to the name LocalAdLink, the LocalAdLink trademark, the  Web site,  www.LocalAdLink.com , and a local search directory and advertising network that brings local advertising to geo-targeted consumers, (see Note 15).  The Company will continue to sell advertising as it had prior to inception of Local Ad Link, Inc., however on a different scale with a greater emphasis on business to business sales.

During the second quarter we relaunched  i-SUPPLY, www.i-SUPPLY.com, an online storefront that offers easy to use, fully customizable E-commerce services, and revenue solutions for any third party Web site large or small, and hosts local ads, providing extensive reach for our proprietary advertising partner network platform.  During the third quarter of 2009 the Company started another subsidiary, KaChing KaChing, which is an E-commerce platform that provides a complete turn-key E-commerce solution. Individual KaChing KaChing on line store owners have the ability to create, manage and earn money from product sales generated from their individual Web stores.

The condensed consolidated financial statements and the notes thereto for the periods ended September 30, 2009 and 2008 included herein have been prepared by management and are unaudited. Such condensed financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature except for those described in Note 16 and related to the derivatives in Note 7. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2009.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2008 in the Form 10-K, filed with the SEC on April 3, 2009.

History of the Company

The Company, formerly known as Reel Estate Services, Inc. (“RES”), was incorporated in Nevada on January 12, 2006.  As of December 28, 2007, RES was a public shell company, defined by the Securities and Exchange Commission as an inactive, publicly quoted company with nominal assets and liabilities.

In December 2008, the Company changed its name from BOOMj, Inc. to Beyond Commerce, Inc. to more accurately reflect the new structure of the Company consisting of two operating divisions: BOOMj.com dba i-SUPPLY and until its assets were sold, LocalAdLink, Inc. (see Note 15).

The Company currently maintains its corporate office in Henderson, Nevada.

~ 7 ~

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

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, even though the Company has some degree of sales, it reflected a loss of $17,114,906 for the nine months ended September 30, 2009 and it will need to accelerate its business model implementation otherwise there is a need to raise additional capital and or obtain financing to continue operations into 2010. The failure to realize the improvement in the business model presents conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to improve the business operations along with raising additional funds to address its operating and financial cash requirements to continue operations in the next twelve months (see Notes 8 and 15). Management continues to devote a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

NOTE 4 - PROPERTY, WEB SITE AND COMPUTER EQUIPMENT

Property and equipment at September 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Office and computer equipment	$307,542	$186,614
Web site and software	1,084,905	684,566
Total property, Web site and computer equipment	1,392,447	871,180
Less: accumulated depreciation and amortization	(515,898)	(320,366)
	$876,549	$550,814

Depreciation and amortization expense for the three months and nine months ended September 30, 2009 were $88,759 and $195,533, respectively compared to $47,762 and $134,343 for the same periods in 2008.

NOTE 5 – OTHER CURRENT ASSETS
Other current assets consist of the following at September 30, 2009 and December 31, 2008

	2009	2008
Credit Card processor retention	$728,255	$1,362
Prepaid Insurance, legal, rent and advertising	8,356	-
Other	194,654	44,868
TOTAL	$931,265	$46,230

~ 8 ~

OTHER ASSETS
Other assets consist of the following at September 30, 2009 and December 31, 2008

	2009	2008
Rent Deposits	$49,904	$20,828
Credit Card Reserve		33,387
Vendor Deposit	25,752	5,852
TOTAL	$75,656	$60,067

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Accrued interest	522,163	388,783
Accrued commission	-	220,869
Accrued payroll and related expenses	1,460,517	625,997
Other	317,005	138,885
	$2,299,685	$1,374,534

 See Note 14 for related parties.

NOTE 7 – DERIVATIVE INSTRUMENTS

Several of the notes contain provisions which if triggered would reset the conversion price of the Notes including; (1) In the event the Company failed to timely convert or deliver the conversion shares, the Notes went into default as defined under the agreement or a change of control event; (2) a reset provision in the conversion and exercise prices, should the Company subsequently issue any common stock or instruments convertible or exchangeable into common stock of the Company at a per share price lower than the then-in-effect conversion price which, would automatically reset the conversion price of the Notes to that lower price.  Because of these provisions, the Company determined that the conversion feature was not clearly and closely related to the Note host contract and under the guidance of Emerging Issues Task Force (“EITF”) 05-2 “The Meaning of Conventional Convertible Debt Instrument Under EITF 00-19” and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) it has bifurcated the conversion feature.  Because the conversion feature is not considered to be conventional convertible and note holders have the ability to demand cash settlement of the conversion feature, the amount recorded has been shown as a liability at September 30, 2009 of $3,451,215.  This liability was $3,396,935, as adjusted at December 31, 2008.  Under the requirements of SFAS 133, the Company has remeasured the fair value of the conversion feature at each reporting period after inception, with those changes in fair value being recorded in the statement of operations.

NOTE 8 – SHORT TERM BORROWINGS

	9/30/2009	12/31/2008
Note payable to Carole Harder bearing an annual interest rate of 12%, unsecured, due 10/6/2009	$140,000	$140,000
Convertible Promissory Notes, bearing an annual interest rate of 12%, secured, due 1/31/10	2,280,000	4,280,000
Convertible Promissory Notes, bearing an annual interest rate of 18%, secured, due 11/16/09	1,333,333	-
Convertible Promissory Notes due 6/26/2010 (original note discount of $83,330)	583,330	-
Convertible Promissory Notes due 7/2/2010 (original note discount of $83,330)	583,330	-
Convertible Promissory Notes due 7/10/2010 (original note discount of $83,330)	583,330	-
Convertible Promissory Notes due 7/21/2010 (original note discount of $250,010)	1,750,010	-
Convertible Promissory Notes due 7/29/2010 (original note discount of $98,145)	641,663	-
Convertible Promissory Notes due 8/11/2010 (original note discount of $41,665)	291,665	-
Convertible Promissory Notes due 8/20/2010 (original note discount of $11,666)	116,666	-
Convertible Promissory Notes due 8/27/2010 (original note discount of $53,332)	373,332	-
Convertible Promissory Notes due 9/3/2010 (original note discount of $99,996)	699,996	-
Sundry Bridge Notes, bearing an annual interest rate 12%, unsecured, due between 10/6/09-1/4/2010	1,280,000	508,500
Total principal	$10,656,655	$4,928,500
Less debt discount	(2,417,271)	(2,527,945)
Net balance	$8,239,384	$2,400,555

~ 9 ~

The above notes listed as Convertible Promissory Note Holders, except for $1,333,333, have a lien on all the assets of the Company,

On January 7, 2009 and February 10, 2009 the Company raised $100,000 and $60,000 respectively in a private offering from accredited investors. The securities sold by the Company consisted of its 12% secured convertible promissory notes and warrants to purchase 100,000 and 60,000 shares of the Company’s common stock, respectively at an exercise price of $1.00. The warrants were valued using the Black–Scholes method. This resulted in a total value of $117,885 assuming a fair value per share of $1.00, risk-free interest rates ranging of 1.50% to 1.74% respectively, based on the note issuance and 100% volatility index.  Under EITF 00-27 and APB No. 14, we allocated the proceeds from issuance of these notes and warrants based on the proportional fair value for each item.  Consequently, we recorded a discount of $131,894 which is being amortized over the term of these notes using an effective periodic interest rate of between 46 and 63,146%,.  A beneficial conversion discount was recorded on these convertible notes since these notes were convertible into shares of common stock at an effective conversion price lower than the fair value of the common stock.  The beneficial conversion amount was limited to the portion of the cash proceeds allocated to those convertible notes.

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

During March 2009, the holders of $2,025,000 of our secured convertible promissory notes that were scheduled to mature on March 31, 2009 agreed to extend the maturity date to July 31, 2009.  As consideration for their agreement to extend the maturity date, we issued three-year warrants to the note holders granting them the right to purchase an aggregate of 600,000 shares of our common stock, at an exercise price of $1.00 per share. The Company recorded these warrants at a value of $149,675 which is being amortized over the term of the loan extensions.  During July 2009, the note holders, who had not yet converted their notes into common shares, along with our July and August noteholders having this same July 31st maturity date agreed to extend the maturity date to January 31, 2010. These holders have an aggregate of $2,380,000 of our secured convertible promissory notes. We issued three-year warrants to the note holders granting them the right to purchase an aggregate of 680,000 shares of our common stock, at an exercise price of $1.00 per share. The Company recorded these warrants at a value of $115,600 which is being amortized over the term of the loan extensions.

On April 9, 2009,  the Company entered into financing with OmniReliant Holdings, Inc. (“Omni”) pursuant to a purchase agreement whereby it sold to Omni a convertible original issue discount promissory note in the principal amount of $550,000 (the “First Note”), with the Company receiving proceeds of $500,000.  The First Note is convertible at any time at the option of Omni at a conversion price of $1.00 and is due on May 9, 2009.  Omni also received warrants to purchase up to 500,000 shares of the Company’s Common Stock with an exercise price of $1.00. There was a reset provision associated with the note in regards to subsequent equity sales affecting the note and warrants.  Based on subsequent financing transactions, the exercise price of the warrants and the conversion price of the debt was reset to $0.70.  In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of approximately  $92,000.  At June 30, 2009 the value of the derivative related to the warrants was approximately $10,000.  The value of this derivative at September 30, 2009 was $55,000.The change in the derivative was reported in the statement of operations for the period ended September 30, 2009.  The company recorded a discount on this note of approximately $216,000 related to the value of the warrants to be amortized over the term of the note.  Since this note was paid off on May 7, 2009, this discount was expensed and the derivative related to the note was removed during the quarter ended June 30, 2009.

~ 10 ~

During April 2009, eight of our note holders converted the principal and interest of their convertible promissory notes into shares of the Company common stock at a conversion rate of $0.70 per share.  Total principal converted was $665,000, which was converted into 950,000 of the Company common shares.  Total accrued interest of $77,137 was converted into 110,580 of the Company common shares.

On May 1, 2009, the Company issued a 120 day promissory note at 12% interest to an accredited investor for $800,000.  As a condition of the note, the company issued the lender 400,000 warrants to purchase the Company's common shares at a price of $1.00 per share. The warrants were valued using the Black–Scholes method. This resulted in a total value of $363,965, assuming a fair value per share of $1.00, risk-free interest rate of 1.98% and, based on the note issuance and 100% volatility index.  Under EITF 00-27 and APB No. 14, we allocated the proceeds from issuance of this note and warrants based on the proportional fair value for each item.  The relative fair value of the warrant was $250,160.  A beneficial conversion discount was recorded on the convertible note since the note is convertible into shares of common stock at an effective conversion price lower than the fair value of the common stock. Consequently, we recorded a total discount of $772,160 which is being amortized over the term of these notes using an effective periodic interest rate of 436%.  The note was extended on July 15, 2009 in return for monthly cash interest payments with the maturity date being moved to January 28, 2010. The broker received a cash fee of $80,000

On May 7, 2009 one of our note holders converted the principal and interest of their convertible promissory note into shares of the Company common stock at a conversion rate of $1.00 per share. Total principal converted was $100,000, which was converted into 100,000 shares of the Company common stock.  Total accrued interest converted was $4,000 into 4,000 of the Company common shares.

On May 20, 2009, the Company executed a convertible promissory note (the “Note”) in the principal amount of $1,600,000 payable to Linlithgow Holdings, LLC (“Linlithgow”).  Pursuant to the Note, the Company promises to pay to Linlithgow $1,600,000 in cash on November 20, 2009. The Note is convertible at any time at a conversion price of $1.00 per share which was reset to $0.70 due to a subsequent offering.  The Note bears an initial interest rate of 1.5% for the first month and increases by 1.5% per month until maturity. After the maturity date, the default rate of interest becomes 18% per month or the highest rate allowed by law, whichever is lower, until the date the Note amount is actually paid. Further, as part of the consideration provided to the Holder for the Note, the Holder also received a warrant for the purchase of up to 1,782,000 shares of the Company’s common stock at an exercise price of $0.90 per share. The warrants are exercisable, in whole or in part, any time from and after the date of issuance of the warrant. Due to a subsequent  ratchet adjustment based on the issuance of warrants at a lower per share price, the exercise price of these warrants has been adjusted to $0.70. In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $618,000 at inception of the agreement.  At September 30, 2009 the value of the derivative was approximately $182,000.  The change in the derivative was reported in the statement of operations for the period ended September 30, 2009.  The company recorded the discount on this note of approximately $465,000 related to the value of the warrants and derivative liability to be amortized over the term of the note at an effective rate 12%.  Additionally, the warrants issued as costs of this financing were valued at approximately $1,125,000 and are being amortized over the term of the note.  The broker also received a cash fee of $120,000 from the proceeds of this note.

During May 2009, seven of our note holders converted the principal and interest of their convertible promissory notes into shares of the Company common stock at a conversion rate of $.70 per share.  Total principal converted was $920,000, which was converted into 1,314,285 of the Company common shares.  Total accrued interest of $105,340 was converted into 150,487 of the Company common shares.

~ 11 ~

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

The St. George Note was secured by an aggregate of 4,020,000 shares of the Company’s common stock pledged by affiliates of the Company, pursuant to stock pledge agreements entered into by the affiliates in favor of St. George, including 2,020,000 shares pledged by Mark Noffke, the Company’s chief financial officer. Pursuant to the pledge agreement entered into by Mr. Noffke, shares pledged by Mr. Noffke may be transferred to St. George and sold in full satisfaction of the Company’s obligations under the Note.

Subsequently, the Company and St. George Investments, LLC, entered into an agreement dated July 30, 2009 (the “Agreement”) pursuant to which the Company would satisfy the remaining outstanding balance of $420,593.40 on its Series 2009 Secured Convertible Original Issue Discount Note, due June 15, 2010, issued to St. George (the “Note”).  Pursuant to the Agreement, the Company was to make the following payments (the “Scheduled Payments”) on the Note:  (i) $100,000 paid on July 30, 2009, (ii) $50,000 was to be paid by August 6, 2009, (iii) 50,000 was to be paid by August 13, 2009, (iv) $50,000 was to be paid by August 20, 2009, (v) $50,000 shall be paid by August 27, 2009, (vi) $50,000 was to be paid on or before September  3, 2009, (vii) $50,000 was to be paid on or before September 10, 2009 and (viii) $20,995.40 was to be paid on or before September 17, 2009.  The Company settled the first two payments of the Agreement.  In addition, when the note was deemed in default, St. George took collateral and monetized it towards payment of the note.  Provided the Scheduled Payments continued to be made in accordance with the Agreement, the Note would be deemed paid in full and St. George would return the remaining 3,015,424 shares of the Company’s common stock not previously monetized which had been pledged as security for repayment of the Note, and would not hold any other shares pledged in connection with the Note.  The August payments were not made and St. George monetized 1,988,592 of the 2,020,000 shares pledged by Mark Noffke for full payment of the note. The average sale price of these shares range from $0.70 to $0.16 over a three month period ending September 9, 2009 when the Company used $95,000 to pay off the balance of the note.

On June 16, 2009, the Company entered into another financing with Omni pursuant to a second purchase agreement whereby it sold Omni a convertible original issue discount promissory note (the “Second Note”) in the principal amount of $575,000, with the Company receiving proceeds of $500,000.  Pursuant to the terms of the Second Note, the Company must pay to the Holder $575,000 in cash on August 1, 2009. The Second Note is convertible at any time at a conversion price of $0.70 per share. In addition, the Company gave the lender 700,000 and the broker 121,714 warrants to purchase the Company stock, respectively, both with an exercise price of $0.70. In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $24,000 at inception of the agreement.  At September 30, 2009 the value of the derivative was approximately $77,000.  The change in the derivative was reported in the statement of operations for the period ended September 30, 2009.  The company recorded a discount on this note of approximately $175,000 related to the value of the warrants and derivative liabilities to be amortized over the term of the note at an effective rate of 24%.  Additionally, the warrants and related derivative liability issued as costs of this financing were valued at approximately $25,000 and are being amortized over the term of the note. The Broker received a cash payment of $40,000 from the proceeds of the note. The note was paid in full on July 20, 2009.

On June 29, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Omni. Additionally, on July 2, 2009, the Company and Omni entered into an amended and restated Securities Purchase Agreement (the Purchase Agreement as amended and restated is referred to herein as the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement, Omni agreed to purchase up to $3,500,000 in principal amount of the Company’s Original Issue Discount Secured Convertible Debentures (the “Debentures”) for a purchase price of up to $3,000,000.  As part of this Agreement 5,000,000 shares of the Company’s Common Stock held by Linlithgow Holdings, LLC was pledged as collateral.

~ 12 ~

Pursuant to the Securities Purchase Agreement, the Company sold Omni an aggregate of $1,166,660 of Debentures and received gross proceeds of $1,000,000 and Omni agreed to purchase an additional Debenture with a face value of up to $2,333,340 on or before July 30, 2009.  Omni was also issued warrants to purchase 4,999,972 shares of the Company’s Common Stock with an exercise price of $0.70 per share subject to a reset provision. The warrants are exercisable, for five years from the date of issuance.  The Debentures are convertible into shares of the Company’s Common Stock at any time at the option of the Holder at a conversion price of $0.70 per share, subject to adjustment (the “Conversion Price”).  Interest on the Debenture is 10% per annum.  The first Debenture was issued on June 29, 2009 and the second Debenture to be issued on July 2, 2009.  The principal amount of each of the Debentures is $583,350 and each has a maturity date of twelve months from the date of issuance.  The Debentures cannot be converted to common stock to the extent such conversion would cause the holder of the Debenture, together with such holder’s affiliates, to beneficially own in excess of 4.99% (or a maximum 9.99% in certain cases) of the Company’s outstanding common stock immediately following such conversion.  As part of the Agreement, 2,499,986 five year warrants to purchase the Company stock at $0.70 were issued to Omni at a value of $270,000.

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

On June 29, 2009, the Company issued Omni the first Debenture in the amount of $583,350 and received gross proceeds of $500,000. There is a reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 2,499,986 and the broker 266,669 warrants to purchase the Company’s common stock at a price of $0.70, respectively. In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $74,000 at inception of the agreement.  At September 30, 2009 the value of the derivative was approximately $287,000.  The change in the derivative was reported in the statement of operations for the period ended September 30, 2009.  The company recorded a discount on this note of approximately $298,000 related to the value of the warrants and derivative liability to be amortized over the term of the note at an effective rate of 20%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $65,000 and are being amortized over the term of the note.  The Company also paid the broker a $40,000 cash fee.

Also, during June 2009, two of our note holders converted the principal and interest of their convertible promissory notes into shares of the Company common stock at a conversion rate of $.70 per share.  Total principal converted was $110,000, which was converted into 157,143 of the Company common shares.  Total accrued interest of $12,940 was converted into 18,485 of the Company common shares.

~ 13 ~

On July 2, 2009, the Company issued Omni the second Debenture in the amount of $583,350 and received gross proceeds of $500,000. There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 2,499,986 and the broker 266,669 warrants to purchase the Company’s common stock at a price of $0.70, respectively. In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $46,000 at inception of the agreement.  At September 30, 2009 the value of the derivative was approximately $286,000.  The change in the derivative was reported in the statement of operations for the period ended September 30, 2009.  The company recorded a discount on this note of approximately $325,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 20%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $51,000 and are being amortized over the term of the note.  The Company also paid the broker a $40,000 cash fee.

On July 10, 2009, the Company issued Omni the third Debenture in the amount of $583,350 and received gross proceeds of $500,000. There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 2,499,986 and the broker 266,669 warrants to purchase the Company’s common stock at a price of $0.70. In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $46,000 at inception of the agreement.  At September 30, 2009 the value of the derivative was approximately $288,000.  The change in the derivative was reported in the statement of operations for the period ended September 30, 2009.  The company recorded a discount on this note of approximately $319,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 20%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $49,000 and are being amortized over the term of the note.  The Company also paid the broker a $40,000 cash fee.

On July 21, 2009, the Company issued Omni the fourth Debenture in the amount of $1,750,010 and received gross proceeds of $1,500,000. There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 7,500,042 and the broker 800,001 warrants to purchase the company common stock at a price of $0.70. In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $112,000 at inception of the agreement.  At September 30, 2009 the value of the derivative was approximately $863,000.  The change in the derivative was reported in the statement of operations for the period ended September 30, 2009.  The company recorded a discount on this note of approximately $853,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 20%.  Additionally, the warrants issued and related derivative liability as  costs of this financing were valued at approximately $112,000 and are being amortized over the term of the note.  The Company also paid the broker a $120,000 cash fee.

On July 21, 2009, the Company paid Omni  in full an OID promissory note dated June16, 2009 in the amount of $575,000. Also on this date, the Company paid on behalf of Linlithgow Holdings, Inc, Debt Opportunity Fund a payment of $266,667 on a promissory note dated 5/20/09.

~ 14 ~

On July 29, 2009, the Company issued Omni the fifth Debenture in the amount of $641,663 and received gross proceeds of $550,000. There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 2,777,764 and the broker 293,333 warrants to purchase the Company’s common stock at a price of $0.70, respectively. In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $43,000 at inception of the agreement.  At September 30, 2009 the value of the derivative was approximately $319,000.  The change in the derivative was reported in the statement of operations for the period ended September 30, 2009.  The company recorded a discount on this note of approximately $324,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 20%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $44,000 and are being amortized over the term of the note.  The Company also paid the broker a $44,000 cash fee.

On August 4, 2009, one of our 12% convertible note holders converted their note of $100,000 into shares of common stock at a conversion rate of $0.35. This resulted in an issuance of 285,714 shares of common stock.  In addition the note holder also converted their accumulated interest on their note into shares of the Company’s common stock at a conversion rate of $0.35.  The total interest converted was $18,567 and converted into 53,048 of the Company’s common shares.

On August 11, 2009 the Company issued Omni the sixth Debenture in the amount of $291,665 and received gross proceeds of $250,000. There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control. In addition for the receipt of funds, the company issued the lender 1,250,000 and the broker 133,333 warrants to purchase the Company’s common stock at a price of $0.70, respectively. In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $19,000 at inception of the agreement.  At September 30, 2009 the value of the derivative was approximately $139,000.  The change in the derivative was reported in the statement of operations for the period ended September 30, 2009.  The company recorded a discount on this note of approximately $142,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 20%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $19,000 and are being amortized over the term of the note.  The Company also paid the broker a $20,000 cash fee.

On August 20, 2009, the Company issued Omni the seventh Debenture in the amount of $116,666 and received gross proceeds of $100,000. There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 500,000and the broker 53,333 warrants to purchase the Company’s common stock at a price of $0.70, respectively. In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $3,000 at inception of the agreement.  At September 30, 2009 the value of the derivative was approximately $55,000.  The change in the derivative was reported in the statement of operations for the period ended September 30, 2009.  The company recorded a discount on this note of approximately $43,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 20%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $5,000 and are being amortized over the term of the note.

~ 15 ~

On August 27, 2009 the Company issued Omni the eighth Debenture in the amount of $373,332 and received gross proceeds of $320,000. There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 1,600,000 and the broker 170,667 warrants to purchase the Company’s common stock at a price of $0.70, respectively. In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $10,000 at inception of the agreement.  At September 30, 2009 the value of the derivative was approximately $178,000.  The change in the derivative was reported in the statement of operations for the period ended September 30, 2009.  The company recorded a discount on this note of approximately $138,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 20%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $13,000 and are being amortized over the term of the note.

On September 3, 2009 the Company issued Omni the ninth Debenture in the amount of $699,996 and received gross proceeds of $600,000. There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 3,000,000 and the broker 266,669 warrants to purchase the Company’s common stock at a price of $0.70, respectively. In accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $22,000 at inception of the agreement.  At September 30, 2009 the value of the derivative was approximately $329,000.  The change in the derivative was reported in the statement of operations for the period ended September 30, 2009.  The company recorded a discount on this note of approximately $275,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 20%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $23,000 and are being amortized over the term of the note.  The Company also paid the broker a $40,000 cash fee.

The Company recorded $7,608,178 and $3,136,792 as interest expense on the above notes for nine month period ended September 30, 2009 and 2008, respectively. Included in the interest expense amount noted above is the amortization of $6,723,076 and $2,909,890 of loan origination fees and discount associated with these notes for the Nine months ended September 30, 2009 and 2008 respectively.

NOTE 9 - COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

On January 5, 2009, we issued 1,000 shares of common stock to an individual for services rendered with setting up our debit card program used for paying our sales representatives valued at $1.00 per share

On January 12, 2009 we issued 25,000 shares of common stock for cash at $0.80 per share to an accredited investor.

~ 16 ~

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

On April 15, 2009, the Company issued 25,000 shares of common stock at $1.44 per share value for professional services received.

On April 30, 2009, the Company issued 126,988 unrestricted shares of common stock in lieu of $198,101 of cash commissions earned by 16 different independent sales representatives.

On May 1, 2009, the Company issued 70,000 unrestricted shares of common stock in payment of $101,100 of professional services received.

On May 21, 2009, the Company issued 2,500 shares of common stock valued at $1.00 as compensation to an employee.

On May 22, 2009, the Company issued 14,514 unrestricted shares of common stock in lieu of $14,514 of cash commissions earned by 16 different independent sales representatives.

On June 1, 2009, the Company issued 15,000 unrestricted shares of common stock and 40,000 shares of restricted common stock in lieu of $55,000 of cash commissions earned by 4 different independent sales representatives.

On June 2, 2009, the Company issued 200,000 shares of unrestricted common stock for professional services received with a value of $202,000.

On June 9, 2009, the Company issued 15,000 unrestricted shares of common stock and 35,000 shares of restricted common stock in lieu of $61,000 of cash commissions earned by 2 different independent sales representatives.

On June 25, 2009, the Company issued 2,000 unrestricted shares of common stock and 7,500 shares of restricted common stock in lieu of $9,500 of cash commissions earned by 2 different independent sales representatives.

On June 25, 2009, the Company issued 100,000 unrestricted common stock valued at $84,000 for professional services received.

~ 17 ~

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

On July 6, 2009, the Company issued 60,000 restricted shares of the Company’s common stock valued at $13,162 for professional services received.

On July 8, 2009, the Company issued 350,000 unrestricted shares of the Company’s common stock valued at $96,520 for professional services received.

On July 8, 2009, the Company issued 5,000 restricted shares of the Company’s common stock valued at $1,016 for professional services received.

On August 4, 2009, one of our 12% convertible note holders converted their notes of $100,000 into shares of common stock at a conversion rate of $0.35.  This resulted in an issuance of 285,714 shares of common stock.  In addition the note holder also converted their accumulated interest on their note into shares of the Company’s common stock at a conversion rate of $0.35.  The total interest converted was $18,566.67 and converted into 53,048 of the Company’s common shares.

On August 7, 2009, the Company issued 100,000 shares of the Company’s unrestricted common stock valued at $20,715 for professional services received.

On August 10, 2009, the Company issued 250,000 shares of the Company’s unrestricted common stock valued at $47,079 for professional services received.

On August 18, 2009, the Company issued 1,000 shares of the Company’s restricted common stock valued at $180 to a current shareholder for compensation.

~ 18 ~

On August 20, 2009, the Company issued 100,000 shares of the Company’s unrestricted common stock valued at $16,000 for professional services received.

On September 1, 2009, the Company issued 250,000 shares of the Company’s unrestricted common stock valued at $47,500 for professional services received.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants:

	Outstanding		Issued 9 months		Outstanding
Exercise Price	December 31, 2008		Ended September 30, 2009	Exercised	September30, 2009
$ 0.01	153,920	(1)	-	(40,400)	113,520	(1)
$ 0.30	30,300		-	-	30,300
$ 0.50	101,000	(1)	-	-	101,000	(1)
$ 0.70	5,087,484		30,288,821	-	35,376,305
$ 0.93	4,026,646		-	(898,786)	3,127,860
$ 1.00	503,247		2,239,999	-	2,743,246
$ 2.40	132,310	(1)	-	-	132,310	(1)
	10,034,907		32,528,820	(939,186)	41,624,541

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

	Outstanding	Issued 9 months	Cancelled or	Outstanding
Option Group	December 31, 2008	Ended September 30, 2009	Exercised	September 30, 2009
$ 0.35-0.49		173,000	(21,000)	152,000
$ 0.50-0.69	-	991,658	(223,384)	868,274
$ 0.70-0.89	505,000	890,574	(119,445)	1,276,102
$ 0.90-0.99	478,289	505,201	(286,646)	696,844
$ 1.00-1.25	73,271	1,377,500	(350,577)	1,100,194
$ 1.26-1.70	120,000	410,170	(185,533)	344,637
	1,176,560	4,390,316	(1,066,585)	4,438,051

~ 19 ~

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model.  Consequently, the Company recorded a share-based compensation expense of $213,814 and $1,718,290 for the three and Nine months ended September 30, 2009, respectively. The credit for the three months ended September 30, 2009 is due to the cancellation of options for independent representatives no longer working with the Company. Total compensation costs to be recognized over the next three years will be $1,514,812 for all non-vested options as of September 30, 2009. Expense will equal or exceed the vested amount of the options.

Dividends

The Company has never issued dividends.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases certain office space, under operating leases which generally require the Company to pay taxes, insurance and maintenance expenses related to the leased property.  The leases for office space have lease extension renewal options for an added two to three years at fair market rent values. The Company believes that in the normal course of business, leases will be renewed or replaced by other leases.  In December 2007 the Company entered into a four year lease for 4,560 square feet in Henderson, Nevada which houses its corporate office.  The Company also leases a fully furnished three bedroom apartment in the Henderson, Nevada area effective June 11, 2009 through July 30, 2010.  The monthly rent expense is $4,250 plus utilities.  The Company rented the apartment for executives and consultants to alleviate hotel expenses for these individuals that work in our Henderson office but are not residents of the area. The Company closed its Irvine, CA office on May 31, 2009.

Total rent expense incurred by the Company, which includes the leases above and sundry month to month rental expenditures was $220,533 and $164,643 for the nine month period ended September 30th  2009 and 2008, respectively. The Company signed an amendment to its lease in Henderson, Nevada in February 2009, effective March 16, 2009 for an additional 5,634 square feet of office space adjacent to the current office.  This amendment ties to the expiration of the present lease and will expire January 31, 2012.  The Company has future minimum lease obligations as follows:

Twelve months ending September 30,	2009
2010	$553,271
2011	326,970
2012	94,536
Total	$974,777

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

~ 20 ~

Summary financial information for the two reportable segments as of the Nine months ended September 30 is as follows:

	2009	2008
Operations: BOOMj.com dba i-Supply
Net sales	$409,051	$1,025,023
Gross Margin	345,614	(25,090)
Depreciation	(145,041)	(133,509)
Assets	517,802	755,703
Capital Expenditures	11,333	111,882

Operations: LocalAdLink
Net sales	$12,299,017	-
Gross Margin	834,504	-
Depreciation	(50,492)	(834)
Assets	2,088,816	9,186
Capital Expenditures	509,935	10,000
Net Loss	(4,734,251)	(42,939)
Basic and Diluted Loss Per Share	(0.11)	0.00

Consolidated Operations:
Net sales	$12,708,068	1,025,023
Gross Margin	1,180,118	(25,090)
Other operating expenses	(11,494,453)	(6,449,780)
Depreciation	(195,533)	(134,343)
Non-operating income (expense)	(6,605,038)	(2,378,091)
Loss from operations before income taxes	(17,114,906)	(8,987,304)
Assets	3,710,074	1,737,747
Capital Expenditures	521,268	121,882

 Summary financial information for the two reportable segments as of the three months ended September 30 is as follows:

	2009	2008
Operations: BOOMj.com dba i-Supply
Net sales	$240,078	$204,810
Gross Margin	197,903	(39,180)
Depreciation	(48,473)	(46,928)
Assets	517,802	755,703
Capital Expenditures	-	33,659

Operations: LocalAdLink
Net sales	$1,811,788	-
Gross Margin	369,396	-
Depreciation	(40,286)	(834)
Assets	2,088,816	9,186
Capital Expenditures	400,339	10,000
Net Loss	(410,070)	(42,939)
Basic and Diluted Loss Per Share	(0.01)	0.00

Consolidated Operations:
Net sales	$2,051,866	204,810
Gross Margin	567,299	39,180
Other operating expenses	(2,931,281)	(2,756,856)
Depreciation	(88,759)	(47,762)
Non-operating income (expense)	(6,082,604)	(1,267,047)
Loss from operations before income taxes	(8,535,345)	(4,032,056)
Assets	3,710,074	1,737,747
Capital Expenditures	400,339	43,659

~ 21 ~

NOTE 12 – NET LOSS PER SHARE OF COMMON STOCK

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share).  The total number of such stock option warrant shares and potential shares to be issued upon conversion of debt excluded from the diluted net loss per common share presentation was 46,619,719 and 14,634,396 at September 30, 2009 and 2008, respectively.

The above amounts are not included in the computation of diluted earnings per share because the effect of these instruments would be anti-dilutive (i.e., reduce the loss per share) for the three and Nine months ended September 30, 2009. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the period ended September 30, 2009 and 2008:

Numerator

Basic and diluted net loss per share for the nine months ended September 30:

	Unaudited	Unaudited
	2009	2008

Net loss available to common stockholders	$(17,114,906)	$(8,987,304)

Denominator

Basic and diluted weighted average number of shares outstanding	43,737,435	37,805,466

Basic and diluted net loss per share	$(0. 39)	$(0.23)

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS (not described elsewhere)

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $133,382 and $167,576 for the three months and nine months ended September 30, 2009 and $5,615 and $40,069 for the three months and nine months ended September 30 2008, respectively for interest. The Company did not make any payments for income tax during the three months or nine months ended September 30, 2009 or 2008.

During the quarter ended September 30, 2009, approximately $2,851,795 of expense was recorded which was paid for by issuing stock, options and warrants.

~ 22 ~

NOTE 14 - RELATED PARTIES (not described elsewhere)

The Company paid Linlithgow Holdings, LLC. (an affiliate shareholder) $246,052 and $90,412   in commissions and consulting fees for the nine months ended September 30, 2009 and the three months ended September 30, 2009 respectively, as compared to $76,650 and $0 for the same periods in 2008, respectively. The Company also accrued interest due Linlithgow Holdings, LLC in the amount of $94,800 and $62,800 for the nine months and three months ended September 30, 2009, respectively.  We also have related party transactions with FA Corp in which the principal shareholder is a member of our board of directors, Murray Williams.  We incurred expenses for FA Corp of $39,578 and $9,240 for services rendered for the nine months ended September 30, 2009 and the three months ended September 30, 2009, respectively compared to $102,673 and $24,616 for the nine months ended September 30, 2008 and the three months ended September 30, 2008, respectively.

The Credit Card merchant accounts are personally guaranteed by an officer of the Company.

NOTE 15 - SUBSEQUENT EVENTS

On October 1, 2009, the Company issued 1,000,000 shares of stock valued at $60,000 for professional services received.

The Company in attempt to monetize the current sales level within Local Ad Link, Inc.  and  reduce its debt began soliciting multi-level sales company’s who need added products to distribute.  One of these companies was an affiliate of Omni-Reliant Holdings called Zurvita Holdings Inc, who showed interest in a potential transaction. On October 9, 2009, the Company sold its LocalAdLink Software (the “Software”) and all of their assets related to the Software, including the rights in the name LocalAdLink, the  trademark LocalAdLink, the  Web site,  www.LocalAdLink.com , and a local search directory and advertising network that brings local advertising to geo-targeted consumers.   The Company entered into an asset purchase agreement (the “Purchase Agreement”) with OmniReliant Holdings, Inc. (“Omni”), pursuant to which, the Company sold its LocalAdLink software, name rights ,and trademark to Omni, and Omni (i) forgave $4,000,000 principal amount of outstanding convertible debentures, (ii) returned for cancellation warrants to purchase 18,321,037 shares of common stock and (iii) agreed to extend the maturity date of outstanding convertible notes in the principal amount of $1,623,323 to October 9, 2010. Sales related to this Local Ad Link, Inc. for the three and nine months ended September 30, 2009 were $1,811,787 and $12,299,017, respectively. Total assets associated with the sale was $1,721,840 of which $367,000 were software related and sold in the transaction. All liabilities associated with this division were retained by the Company.

On October 9, 2009, the Company sold 3,000,000 shares of common stock to Zurvita for a purchase price of $300,000 and the Company agreed to sell, and Zurvita agreed to purchase, an additional 5,000,000 shares of common stock for a purchase price of $500,000, in three tranches which was completed on October 29, 2009.  This triggered reset provisions for the remaining outstanding debt and warrants as disclosed in Note 8.

On October 26, 2009, one of our 12% convertible note holders converted their note of $70,000 into shares of common stock at a conversion rate of $0.10. This resulted in an issuance of 700,000 shares of common stock.  In addition the note holder also converted their accumulated interest on their note into shares of the Company’s common stock at a conversion rate of $0.10.  The total interest converted was $15,237 and converted into 152,370 of the Company’s common shares.

On October 26, 2009, one of our bridge loan note holders converted their note of $30,000 into shares of common stock at a conversion rate of $0.10. This resulted in an issuance of 300,000 shares of common stock.   The total interest outstanding on the note of $1,085was paid to the note holder.

During October the Company received an extension of due date from the bridge loan note holders to January 31, 2010.

~ 23 ~

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

The following financial statement line items as of December 31, 2008 were affected by the change in accounting (no proforma has been presented for the income statement or cash flows as none of these instruments were outstanding during the nine months ended September 30, 2008):

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

~ 24 ~

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

In September 2008, the Company commenced the operations of a new the web site known as LocalAdLink, which operates a Web site,  www.LocalAdLink.com, a local search directory and advertising network that brings local advertising to geo-targeted consumers. This local search and advertising platform networks high volume Web sites to allow local advertisers to increase revenues and brand identity.  On October 9, 2009,  The Company entered into an asset purchase agreement (the “Purchase Agreement”) with OmniReliant Holdings, Inc. (“Omni”), pursuant to which, the Company sold its LocalAdLink software, name rights ,and trademark to Omni, and Omni (i) forgave $4,000,000 principal amount of outstanding convertible debentures, (ii) returned for cancellation warrants to purchase 18,321,037 shares of common stock and (iii) agreed to extend the maturity date of outstanding convertible notes in the principal amount of $1,623,323 to October 9, 2010.

~ 25 ~

The Company will continue to sell advertising as it had prior to inception of Local Ad Link, Inc. however on a different scale with a greater emphasis on business to business sales.

During the third quarter of 2009 the Company started another subsidiary, KaChing KaChing, which is an E-commerce platform that provides a complete turn-key E-commerce solution. Individual KaChing KaChing retail store owners have the ability to create, manage and earn money from product sales generated from their individual Web stores.

CORPORATE HISTORY AND PLAN OF OPERATIONS

History

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

Results of Operations

We reported a net loss of $17,114,906 and $8,535,345 for the nine and three months ended September 30, 2009, respectively as compared to net losses of $8,987,304and $4,032,056 reported for the nine and three months ended September 30, 2008, respectively. During the first quarter of 2009, the LocalAdLink division was continuing to grow, however, at the end of February with the spike in the volume of weekly credit card revenues generated, certain credit card processing companies, without notice to the Company, put a hold on all of the cash being remitted to Beyond Commerce’s LocalAdLink subsidiary. This hold was initiated under the rationale of “potential business risk.” The Company had less than 0.25% percent in charge-backs and a total of approximately $13,000 in claims over a six month period of time prior to this risk reassessment.  With the stoppage of the credit card processing and the processors holding back over $900,000 of funds due to the Company, we inadvertently had 567 checks returned totaling over $250,000 to valued employees, our commissioned sales force and vendors.

The reckless actions of the credit card processors negatively impacted the Company and prevented us from achieving our projected first and second quarter revenues and income. As a result of the hold, LocalAdLink was prevented from selling advertising to local businesses for approximately 23 days during the month of March. The negative impact of inadvertently returning 567 checks impacted the Company’s credibility with its independent sales force. Due to the problems of not being able to process credit cards, which caused 567 returned checks, during the sixty days following the incident, the Company had to rebuild its credibility with its independent sales representatives so they would reenergize and once again sell ads. At the time of the incident, LocalAdLink was ramping up revenues based on its prior month’s revenues at a rate of four and a half million per month.

The Company continues in evaluating any claims it may have against the aforementioned credit card processing companies, as we believe that the damage to the Company from the willful negligence of the processors has caused an undetermined financial loss to Beyond Commerce. Furthermore, the credit card processors’ holding of revenues forced us to change processors.  This change has resulted in increased processing fees, personal guarantees and a mandate for the Company to reserve 10% of its revenues received daily to mitigate potential risk to the new processor.

~ 26 ~

As more fully explained in "Operating Expenses" below, the additional losses in 2009 were also attributable to increases in operating costs, interest from debt, the issuance of warrants, and the delay in certain revenue generation activities.

Revenues

Our goal is to generate revenues from (i) the sale of various products to our Web site users (our e-commerce operations), and (ii) both national and local advertising fees. Revenue for the nine and three month periods ended September 30, 2009, was $12,708,068 and $2,051,866, respectively as compared to $1,025,023 and $204,810 for the nine and three month periods ended September 30, 2008 respectively. The increases are due to revenue from the LocalAdLink segment, which the Company launched in November 2008, (and which has since been terminated as a result of the asset sale described above).  LocalAdLink constituted $12,299,017 and $1,811,788 of total revenue for the nine and three months ended September 30, 2009, respectively.

Cost of Advertising/ Merchandise Acquired

 Cost of sales for the nine and three month periods ended September 30, 2009 were $11,527,949 and $1,484,565, respectively compared to $1,050,113 and $165,630 for the nine and three month periods ended September 30, 2008, respectively.  LocalAdLink constituted $11,464,512 and $1,441,623 of the total cost of sales for the nine and three months ended September 30, 2009, respectively. These costs consist mainly of commissions paid to independent sales representatives of $10,054,601 and $1,256,749for the nine and three months ended September 30, 2009 respectively. As described above, certain assets of LocalAdLink were sold in October 2009.

Operating Expenses

Selling, general and administrative expenses, including related party expenses, (SG&A) for the nine month and three month periods ended September 30, 2009 were $8,690,836 and $2,196,484. This is an increase of $3,485,583 and $65,152 in SG&A expenses from the $5,205,253 and $2,261,636 reported for the nine month and three month periods ended September 30, 2008, respectively. This increase is mainly attributable to the increase in employees, programming, merchant fees, travel, marketing and the issuance of options.  The Company had 86 employees at the end of September 2009 as compared to 52 at the end of September 2008. This accounts for an increase in payroll expenses for the nine and three months ended September 30, 2009 of $1,281,245 and $173,759, respectively as compared to the expense for the nine and three months ended September 30, 2008.  Payroll expenses were $3,492,459 and $1,075,362 for the nine and three months ended September 30, 2009 and $2,211,214 and $901,603 for the same periods ended September 30, 2008, respectively.

Programming and computer expenses increased by $513,400 and $202,981 to $833,253and $332,287 for the nine and three months ended September 30, 2009, respectively. Programming and computer expenses were $319,853 and $129,306 for the nine and three months ended September 30, 2008, respectively.  A large part of the increase is attributable to the maintenance of the LocalAdLink, (of which certain assets were sold in October 2009), i-Supply and KaChing KaChing software, and the increase in computer related expenses for new employees.  The issuance of options for stock-based compensation created an expense of $1,718,290 and a $213,814 from the nine and three month periods ended September 30, 2009, respectively as compared to zero for the same periods of 2008.  Merchant and bank fees of $742,268 and $127,106 for the nine and three months ended September 30, 2009, respectively is an increase of $708,508 and $122,265 from $33,760 and $4,841 for the nine and three months ended September 30, 2008, respectively.  This increase in merchant and bank fees is due to the volume of credit card sales through LocalAdLink, i-Supply and KaChing KaChing. Travel expense increased $407,192 and $116,017 for the nine and three months ended 2009, respectively to $516,153 and $148,652 respectively, as compared to total travel expense of $108,961 and $32,635 for the nine and three months ended September 30, 2008, respectively.  Marketing and selling expense for the nine and three months ended September 30, 2009 was $1,593,349 and $143,894, respectively.  This is a decrease of $190,503 and $569,577 from the $1,783,852 and $713,471 for the nine and three months ended September 30, 2008, respectively.  This decrease was due to the marketing enhancements of LocalAdLink as it launched during the quarter ended September 30, 2008.

~ 27 ~

Professional fees, including related party professional fees, for the nine and three month periods ended September 30, 2009 were $2,803,618 and $734,799, respectively. This is an increase of $1,559,091 and $239,580 in professional fees from the $1,244,527 and $495,219 for the nine month and three month periods ended September 30, 2008, respectively. The largest component of the increase in professional fees consisted of consulting and support services due to the rapid growth of activity in the LocalAdLink division. The increase in LocalAdLink consulting fees was $447,524 and a decrease of $400,200 for the nine month and three month periods ended September 30, 2009, respectively as compared to the same periods for September 30, 2008. The decrease for the three month period ended September 30, 2009 was created by a reversal of over-billing by a former consulting team.  There was also an increase in accounting fees of $242,806 and $18,004 for the nine month and three month periods ended September 30, 2009, respectively as compared to the same periods for September 30, 2008. This increase is due to an increase in our audit and compliance expenses as a result of ramping up operations, and the filing of registration statements.  Legal fees increased $148,277 and $116,196 for the nine and three months ended September 30, 2009 as compared to the same periods for September 30, 2008, respectively.  This is due to an increase in fees paid for SEC filings and pending litigation against credit card processors (see results of operations).  Professional fees for marketing decreased in 2009 due to the hiring of internal marketing professionals.

Depreciation expense for the nine month and three month periods ended September 30, 2009 was $195,533 and $88,759, respectively. This reflects an increase of $61,190 and $40,997 from $134,343 and $47,762 reported for the nine month and three month periods ended September 30, 2008, respectively. This increase in expense is attributable to the amortization of the asset additions, which consist mostly of hardware purchased for new employees and the development costs of software.

Other income (expense)

Income related to the change in derivative liability value for the nine month period ended September 30, 2009 was $1,055,747 and expense for the three month period ended September 30, 2009 was $2,942,287.  These derivatives related to notes issued in the third and fourth quarters of 2008 and notes and warrants issued during the second and third quarter of 2009.

Interest expense net, including related party interest, for the nine month and three month periods ended September 30, 2009 was $7,660,785, and $3,140,317, respectively, compared to $2,378,091and $1,266,619 for the nine and three month periods ended September 30, 2008, respectively. Interest expense includes non-cash expenses related to the value of warrants issued to investors who invested in our convertible notes and discounts from beneficial conversion features. Loan fees and loan discount amortization expenses of $6,682,337 and $2,878,804 related to our promissory notes for the nine and three month periods ended September 30, 2009, respectively.   Interest expense on the note balances accrued for the nine and three months ended September 30, 2009 was $522,163 and $226,441, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2009 was $0 and $100,086 at December 31, 2008. Since our business model is in the early stages of maturing, the majority of our capital resources have been derived through the sale of debt and equity securities. No assurance can be made that these operations will continue to improve or that we will have access to capital markets in the future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement our business strategies. Our inability to fulfill our business plan, access the capital markets or obtain acceptable financing could have a material adverse affect on our results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred a loss of $17,114,906 and $8,535,345 for the nine and three month periods ended September 30, 2009, respectively, as compared to $8,987,304 and $4,032,056 for the same periods ended September 30, 2008, respectively. Our current liabilities exceeded our current assets by $15,273,221 at September 30, 2009 and negative cash flow from operating activities for the nine months ended September 30, 2009 was $6,200,151.  Included in current liabilities is deferred revenue of $1,809,130, derivative liability of $3,451,215 and notes payable of $8,239,384. These factors, and our inability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create considerable doubt about our ability to continue as a going concern.

We currently do not have sufficient funds on hand to fund our current obligations until we reach our projected break-even level of operations. We do not have any bank credit lines. Accordingly, we will have to obtain additional funding in the near future in order to continue our operations until our revenues are sufficient to fund our operating expenses. Although we have again re-commenced our on-line e-commerce business and now are generating revenues from our e-commerce business, we do not anticipate that we will generate sufficient cash from operations to fund our working capital needs for at least another three months. Accordingly, we intend to continue to seek additional financing from various sources, including from the sale of debt or equity securities. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we do not obtain sufficient additional funds in the near future, we will have to suspend some of our operations, further scale down our current and proposed future operations or, if those actions are not sufficient, terminate our operations.

~ 28 ~

All of the convertible notes that we have issued in order to fund our working capital needs mature within the next twelve months. Accordingly, in addition to having to raise funds to continue to operate, we also will have to raise funds to repay these convertible notes (to the extent that such notes are not converted in shares of our common stock by the holders). As of September 30, 2009, the total principal amount of our short-term borrowings was $10,656,655. Some of the convertible notes that we issued are secured by a lien on certain of our assets and/or the assets of our subsidiaries. During the first nine months of 2009, $2,100,000 of the secured promissory notes were converted into Company common stock. In the event that we fail to repay these remaining secured promissory notes as they mature, we will be at risk of losing our assets through foreclosure of our assets. Accordingly, a default under the secured convertible notes could result in the loss of our assets and the termination of our operations.  On October 9, 2009, we sold from our wholly owned subsidiary, LocalAdLink the assets relating to the software, name rights, and trademark, LocalAdLink, which operates a Web site, www.LocalAdLink.com , and a local search directory and advertising network that brings local advertising to geo-targeted consumers.   In consideration for the sale of LocalAdLink, the Company had their secured promissory note balance reduced by $4,000,000.  Additionally, the Company issued 8,000,000 shares of common stock in exchange for $800,000.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time to raising capital from additional debt and equity financing.

Operating Activities

Net cash used in operating activities for the nine month period ended September 30, 2009 was $6,200,151 compared to a use of cash of $5,590,315 for the nine month period ended September 30, 2008. This change was mainly attributable to the increase in Local Ad Link and I-Supply operations and related overhead demands compared to the start up of operations incurred in 2008.

Investing Activities

Net cash used in investing activities for the nine month period ended September 30, 2009 and 2008 was $521,268 and $121,882, respectively, representing cash expended for the purchase of computers and office furniture and equipment.

Financing Activities

Net cash provided by financing activities for the nine month period ended September 30, 2009 and 2008 was $6,621,333 and $5,629,159, respectively, due primarily to net cash received from the sale of debt securities of $9,158,000 and 5,733,232, respectively. During the nine month period ended September 30, 2009 we received $20,000 from the issuance of common stock, repaid $1,730,167 of a short term loans, received short term unsecured borrowings of $228,000 and paid cash for debt placement fees of $826,500.

As a result of the above activities, we experienced a net decrease in cash of $100,086 for the nine month period ended September 30, 2009 as compared to a net decrease for the nine month period September 30, 2008 of $83,038. Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors through the sale of our securities and continuing our stream of revenue through LocalAdLink ads and our e-commerce stores. There is no assurance that we will be able to raise any additional funds.

Other

As of September 30, 2009, we had no long-term debt obligations, no capital  lease obligations, no material  long-term purchase obligations or other similar long-term liabilities. We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts.

~ 29 ~

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2009 , there were no changes in our internal control over financial reporting (under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

~ 30 ~

Item 1A.  Risk Factors

There has been no material change in the Risk Factors set forth in the “Risk Factors” section of the Company’s Form 10-K for the year ended December 31, 2008, other than as set forth below:

We currently have outstanding  $3,833,322of short-term convertible promissory notes that are secured by a lien on all of this company’s assets. Accordingly, a default under the convertible promissory notes, or our inability to repay them when these notes become due, could result in the foreclosure of all of our assets and the termination of our business.

We currently have outstanding approximately $2,210,000 of short-term, secured notes that mature and must be repaid in full, both principal and interest on January 31, 2010. In addition we also have outstanding $1,623,322 of short-term, secured notes that mature and must be repaid in full, both principal and interest between July and September 2010.  Failure to make any payment as required under the convertible promissory notes could result in the acceleration of the convertible promissory notes and the foreclosure of our assets. If we are unable to repay the notes in full upon their maturity, or if we otherwise default under our obligations to the holders of those notes, the holders of the convertible promissory notes will have the right to foreclose on all of our assets, which would materially and adversely affect our ability to continue our operations and could terminate our existence. No assurance can be given that we will be able to make all payments as required or that we will be able to repay the convertible promissory notes.  The Company has successfully completed the extension of  these note holders until January 31, 2010.

We will need significant additional capital, which we may be unable to obtain.

We currently only have sufficient cash available to continue our current operations into November 15th  2009. Our capital requirements in connection with our expanding commercial operations have been, and will continue to be, significant. We need to obtain a significant amount of additional funds to fund our working capital needs, to continue to market our Web site, to offer a broader range of products on our e-commerce site, and to otherwise expand our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are not able to raise additional funds in the near future, we may have to severely reduce our operations or even terminate our business.  There can be no assurance that we will be able to obtain additional funds.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NA

Item 3. Defaults Upon Senior Securities

none

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

~ 31 ~

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description of Document

10.1
Amended and Restated Securities Purchase Agreement dated July 2, 2009 by and between the Company and OmniReliant Holdings, Inc. (filed as exhibit to Form 8-K filed with the SEC on July 6, 2009 and incorporated herein by reference).

10.2
Amended and Restated Pledge and Security Agreement dated July 2, 2009 by and between the Company, Linlithgow Holdings LLC and OmniReliant Holdings, Inc. (filed as exhibit to Form 8-K filed with the SEC on July 6, 2009 and incorporated herein by reference).

10.3
Security Agreement, dated July 2, 2009, by and between Beyond Commerce, Inc, BoomJ.com, Inc., Local Ad Link, Inc. and Omnireliant Holdings, Inc. (filed as exhibit to Form 8-K filed with the SEC on July 6, 2009 and incorporated herein by reference).

10.4
Subsidiary Guarantee, dated July 2, 2009, by and between BoomJ.com, Local Ad Link, Inc. and OmniReliant Holdings, Inc. (filed as exhibit to Form 8-K filed with the SEC on July 6, 2009 and incorporated herein by reference).

10.5
Amended and Restated Securities Purchase Agreement dated July 10, 2009 by and between the Company and OmniReliant Holdings, Inc. (filed as exhibit to Form 8-K filed with the SEC on July 16, 2009 and incorporated herein by reference).

10.6
Securities Purchase Agreement, dated July 30, 2009 by and between the Company and OmniReliant Holdings, Inc. (filed as exhibit to Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

10.7
Security Interest and Pledge Agreement, dated July 30, 2009, by and between the Company and OmniReliant Holdings, Inc. (filed as exhibit to Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer (Principal Accounting Officer)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

~ 32 ~

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November 2009.

By:	/s/ Robert J. McNulty
Robert J. McNulty, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark V. Noffke
Mark V. Noffke, Chief Financial Officer
(Principal Financial Officer)

~ 33 ~