Form 10-K
period 2009-12-31
Beyond Commerce
filed 2010-04-21
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
  FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

As of June 30, 2009, the aggregate market value of the registrant's common stock held by non-affiliates (assuming for the sole purpose of this calculation, that all directors and officers of the registrant are "affiliates") was $9,970,857 (based on the closing sale price of the registrant's common stock as reported on the OTCBB). The number of shares of common stock outstanding at that date was 45,186,179 shares.

As of April 19, 2010 there were outstanding 59,493,311 of the registrant’s common stock.

BEYOND COMMERCE, INC.
FORM 10-K FOR THE YEAR ENDED
December 31, 2009

~ 2 ~

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “the Company” and “the Registrant” refer to Beyond Commerce, Inc., a Nevada corporation formerly known as Boomj, Inc. and Reel Estate Services, Inc., and, unless the context indicates otherwise, also include our wholly-owned subsidiaries.  As of the date of this Annual Report, we only have one wholly-owned subsidiary ( Boomj.com), Inc., a Nevada corporation).  During the fiscal years covered by this Annual Report, KaChing KaChing, Inc., a Nevada corporation we formed in the third quarter of 2009,  and LocalAdLink, Inc., a Nevada corporation, whose business we sold to a third party in October, 2009, were wholly owns subsidiaries.  Accordingly, the operations of LocalAdLink and KaChing KaChing are included herein during the periods that those subsidiaries were operating as our subsidiaries.

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

Beyond Commerce, Inc., formerly known as BOOMj, Inc. (the “Company”, and “we”), is an Internet company that has two interrelated business models aimed at generating revenues primarily from Web site advertising and E-commerce transactions. These two business models consist of advertising and merchandise sales through a social networking website, and E-commerce services and advertising through E-commerce solutions.

Our initial business was BOOMj.com, Inc. ,  www.BOOMj.com , a niche portal and social networking site for Baby Boomers and Generation Jones.  Our BOOMj.com Web site provides social, political, financial, and lifestyle content to the Baby Boomer/Generation Jones target audience as a platform for our advertising and E-commerce businesses.

During the second quarter of 2009 we re-launched  i-SUPPLY, www.i-SUPPLY.com, an online storefront that offers easy to use, fully customizable E-commerce services, and revenue solutions for any third party Web site large or small, and hosts local ads, providing extensive reach for our proprietary advertising partner network platform.

~ 3 ~

During the third quarter of 2009 we formed another subsidiary, KaChing KaChing, Inc.  This subsidiary is an E-commerce platform that provides a complete turn-key E-commerce solution. Individual KaChing KaChing on line store owners have the ability to create, manage and earn money from product sales generated from their individual Web stores. Until October 9, 2009, we also operated a website, a local search directory and local advertising network geo-targeted to local consumers through our LocalAdLink, Inc. wholly-owned subsidiary.  On October 9, 2009, LocalAdLink Inc. sold its LocalAdLink Software (the “Software”) and all of their assets related to the Software including the rights to the name LocalAdLink, the LocalAdLink trademark, the  Website,   www.LocalAdLink.com  , and a local search directory and advertising network that brings local advertising to geo-targeted consumers.  We will continue to sell advertising as we had prior to inception of Local Ad Link, Inc., however on a smaller scale with a greater emphasis on business to business sales.

History of the Company

The Company, formerly known as Reel Estate Services, Inc. (“RES”), was incorporated in Nevada on January 12, 2006.  As of December 28, 2007, RES was a public shell company, defined by the Securities and Exchange Commission as an inactive, publicly quoted company with nominal assets and liabilities.

In December 2008, the Company changed its name from BOOMj, Inc. to Beyond Commerce, Inc. to more accurately reflect the new structure of the Company that included new operating divisions (i.e. i-SUPPLY and until its assets were sold, LocalAdLink, Inc.)

On October 9, 2009, the Company and its wholly-owned, LocalAdLink, Inc. entered into an asset purchase agreement (the “LocalAdLink Purchase Agreement”) with OmniReliant Holdings, Inc. (“Omni”), pursuant to which, on October 9, 2009, the Company and LocalAdLink sold to Omni the assets relating to the LocalAdLink software, the Web site, www.LocalAdLink.com , and a local search directory and advertising network that brings local advertising to geo-targeted consumers. The assets sold under the LocalAdLink Purchase Agreement include the assets relating to the LocalAdLink source codes, as updated, name rights, the LocalAdLink trademark, any additional third party codes that have been modified or integrated into the source codes to enable the business process operations of LocalAdLink, including but not limited to the domain URL assets, and all creative materials, advertising and promotional materials, marketing materials, conference materials, database materials, supplier lists, equipment repair, maintenance or service records, and all other printed or written materials whether written or electronically stored or otherwise recorded, as they relate to the foregoing assets.

The Company currently maintains its corporate office in Henderson, Nevada.

Our Businesses

Our continuing business operations are (i) i-SUPPLY, and (ii) BOOMj.  As noted above, on October 9, 2009, we sold the assets relating to the software, name rights, and trademark of a third division of the Company, LocalAdLink, an online advertising service that enables local businesses to reach local customers. The Company will continue to sell advertising as it had prior to inception of Local Ad Link, Inc., however on a different scale with a greater emphasis on business to business sales. In particular, the Company will make sales directly through experienced professional sales representatives rather than through a multi-level marketing system, and such advertising will continue to be presented on the Company’s Boomj social network and i-SUPPLY store network. In addition, through such professional sales representatives, we will seek to continue to expand sales of our preparatory widget technology, which allows any Web site that is operated by a third party to use our online storefront tool to monetize visitors of their Web site by simply cutting and pasting a few lines of code to instantly create a online storefront on their site.

During the third quarter of 2009 the Company started another subsidiary, KaChing KaChing, Inc. This subsidiary is a progressive e-commerce business dedicated to offering of an e-commerce solution that provides individual store owners (“Store Owners”) the ability to create, manage and earn money from product sales generated from their individual online web stores. KaChing manages all product selection, on-site merchandising, shipping, returns, refunds, customer service and pricing. KaChing offers back office dashboard that allows Store Owners to easily manage their stores and track commissions, basically a complete turn-key operation. A Store Owner is principally charged with marketing and managing his website.

i-SUPPLY

Our i-SUPPLY division specializes in providing state of the art E-commerce tools and solutions for high traffic Web sites.  The i-SUPPLY widget online store will allow any Web site that is operated by a third party to use our online  storefront tool to monetize visitors of their Web site by simply cutting and pasting a few lines of code to instantly create a online  storefront on their site. Using the i-SUPPLY tool, participating Web sites will be able to offer 1.8 million brand name products on their Web site and will be able to customize the look and feel of their storefront.  i-SUPPLY creates a value-add to these owners by handling product selection, pricing, customer support, billing and shipping for any sales generated by its widget.   In March 2009, we launched the beta version of the i-SUPPLY store front tool.  The advanced version of the storefront tool with additional functionality and features was released during the second quarter of 2009.

~ 4 ~

i-SUPPLY offers E-commerce solutions that combine the best features of today’s hottest online storefronts with social shopping platforms, offering users of  i-SUPPLY highly valuable technology, products and information to monetize their traffic.  For example, a third party site dedicated to a specific interest (such as photography, gardening, electronics, etc.) can now use the i-SUPPLY storefront to offer a store on that site that offers thousands of products related to that interest (such as photo equipment, gardening tools, or electronic products).  Users of the tool will be able to generate sales from their Web site without having to set up and operate an online store. i-Supply has over 4,800 member affiliate agreements and over 2,600 stores. The Company is in the process of creating stores for the member affiliate agreements that do not yet have corresponding stores. i-SUPPLY is not dependent on one or more major customers.

The core of i-SUPPLY is our proprietary Widget store technology. This technology allows users to instantly create a store that is hosted on their platform by simply copying and pasting a few lines of code into a blank page on their site. This means that third party Web sites will retain traffic and be able to record statistics through our innovative live reporting and sales tools. This unique service allows any Web site to integrate customizable Web stores with tailored assortments of products from over 1.8 million brand names. i-SUPPLY’s team completely manages all backend fulfillment issues following a sale of any of the products, including shipping, customer service, returns, and refunds.

i-SUPPLY provides us with the potential to generate revenue from product sales on third party Web sites. In addition, the third party storefronts are built with customized advertising space dedicated to local advertising.  This ad inventory is filled by our former LocalAdLink division, thereby providing the Company with the ability to extend its advertising reach to the hundreds of thousands of Web properties who use the i-SUPPLY platform.

BOOMj.com

The BOOMj subsidiary operates BOOMj.com, the leading online community for Baby Boomers and Generation Jones, both born during the big 20-year post-World War II boom in births from the mid-1940's to mid-1960's.  “Baby Boomer” is a term used to describe a person who was born between 1942 and 1953, while “Generation Jones” is a term generally used to describe people born between 1954 and 1965.   Together they consist of almost 80 million people, arguably at the prime of their lives.

BOOMj.com’s membership is absolutely free and offers a rich integrated online experience through easy to use social networking and shopping tools for members to network, as well as share common interests with others, including their friends, family and colleagues.  BOOMj.com members will be able to take advantage of the innovative technologies incorporated from i-SUPPLY, offering over 1.8 Million brand name products at affordable prices.

Currently, BOOMj.com’s traditional social-networking features include that of creating a personal and business profile, uploading and sharing images and videos. Community features include blogs, groups and messaging between friends as well as the ability to create posts and leave messages on individual profile pages. The BOOMj Expert Network features over sixty experts in categories ranging from retirement and financial planning to fitness and health. BOOMj Experts interact with our community of members by providing advice and insight on these important and relevant topics. Members are also able to reach out to experts for opinions and recommendations. BOOMj.com also offers content from respected third parties, such as Tribune Media, in the areas of current events, health and lifestyle. This additional news and information offers incremental value to members and often acts as the starting point for debate and interaction.

As a way of showing our appreciation to our community and incentivizing interaction, we award our members with reward points for all of their activity on the site. Whether they read an article, upload new photos, take a quiz, comment on a blog, write a product review, and invite friends to join or even respond to a survey, our members accrue reward points.  These BOOMj Reward Points are redeemable as discounts towards purchases in the BOOMj store and are a valuable tool for increasing our brand loyalty.

The BOOMj store currently offers over 1.8 million brand name products at affordable prices. The store is available to both our members and the general public and offers best selling products across major categories including but not limited to beauty, garden and patio, Books, kitchen, music, camera and photo, office supplies, computers, pets, consumer electronics, wellness, DVDs and more. BOOMj.com has registered over 85,000 members since commencing the site. Boomj is not dependent on one or more major customers.

~ 5 ~

 KACHING KACHING INC.

KaChing is an early-stage business with a limited operating history that launched its website www.kachingkaching.com in September 2009. KaChing is a progressive e-commerce company dedicated to offering of an e-commerce solution that provides individual store owners (“Store Owners”) the ability to create, manage and earn money from product sales generated from their individual online web stores. This business model is basically a retail chain of online stores serving consumers on the Internet. Store product categories include: Books, DVDs, Computers, Software, Kitchen, Home & Garden, Pet Supplies, Cosmetics & Fragrance, Health & Wellness, Consumer Electronics, Cameras, Office Supplies and other items. KaChing manages all product selection, on-site merchandising, shipping, returns, refunds, customer service and pricing. KaChing offers back office dashboard that allows Store Owners to easily manage their stores and track commissions, basically a complete turn-key operation. A Store Owner is principally charged with marketing and managing his website. In addition, a Store Owner can, depending on his license, recruit other store owners and receive a recruiting bonus.

KaChing leverages today’s social shopping trends by allowing customers to contribute reviews and ratings on each product sold in the store. These reviews are aggregated across KaChing storefronts. Our Store Owners can also participate in the Store Owners community which provides in-depth training, tips and advice on how to grow their business virally.

Store Owners subscribe to a monthly license, with 3 levels of membership - $30 / $50 / $100 per month. Each Store Owner can sell products from its individual website and earn a commission. Also, as noted above, the Store Owner can sell store licenses and earn a commission including the potential to earn override commissions on store licenses sold and may qualify for bonuses based upon defined performance levels.  Premium membership at $50 and $100 allows Store Owners to give-away “free” non-member stores and earn a commission on sales from those stores.

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

There are many competitors on the Internet selling similar e-commerce membership programs and products. We believe the most effective way to be successful against this competition is a combination of quality products with independent store owners having exceptional customer service and backend office support. Our experience tells us that there are many companies selling inferior e-commerce programs and very few companies willing to truly put their signature on customer service and back office support.

We believe that both i-SUPPLY and KaChing KaChing and its Store Owners must compete against some of the major Internet online websites including Shopping.com and Amazon.com as they become retail store owners in this sector of the Internet – E-Commerce. Retail sales on the Internet have grown at a blistering pace of 20% a year for the past 12 years and now exceeds $150,000,000,000 of annual online retail sales in the U.S. Marketers are projected to continue to make social networks a priority for 2010, but a significant portion of their spending will go toward building and maintaining a social network presence.

~ 6 ~

 i-SUPPLY and KaChing Store Owners on the Internet are able to become a real store owner and buy and sell products directly from manufacturers and wholesalers. This is a home based business that can be attractive to grow in a full-time or part-time basis by marketing individual stores on the Internet, to friends and family and through personal consumption. The business model reflects a retail chain concept of online stores serving consumers on the Internet. This revolutionary idea was created to compete with the brick-and-mortar and e-commerce worlds with the expert knowledge in retail strategies, sourcing and pricing products, supply chain distribution. The market consists of billions of dollars in retail revenues.

We believe that both i-SUPPLY and KaChing KaChing provide unique value for third party websites that use our storefront.  However other large E-commerce platforms, such as Amazon.com and Buy.com may be able to create similar opportunities.  Our i-SUPPLY and KaChing KaChing product offering competes against other E-commerce stores and against traditional brick and mortar retailers that have the advantage of the brand awareness inherent with their brick and mortar presence.  In today’s economic climate brick and mortar retailers are expanding their sales outreach, not by adding physical locations, but by investing in the E-commerce strategy.

Marketing Strategy

The i-SUPPLY marketing strategy includes a commerce platform that is available for a licensing fee to our brand builders. This allows the licensee to create an unlimited affiliate program with other Web sites to create a store front of brand name products. The brand builder and the affiliates will share in a sliding scale commission structure from a minimum of 3% to a maximum of 10%. Additionally i-SUPPLY will offer other Web partners its E-commerce solution. This process will allow i-SUPPLY to grow virally throughout the Internet, thus creating tens of thousands of Web sites carrying the i-SUPPLY E-commerce solution. The Company also sells advertising on a business to business basis in which the Boomj and i-SUPPLY platforms are utilized as targeted advertising networks.

 BOOMj has implemented a variety of results driven and cost effective online and offline marketing strategies in order to drive brand awareness, customer generation and retention, and revenue for BOOMj.com.  Such marketing strategies include e-mail marketing, search engine marketing (both paid search and search engine optimization), social media marketing, incentive/loyalty marketing, comparison shopping engine marketing, Expert Network outreach, public relations, participation in community, not-for-profit and industry related events. With the transformation of BOOMj.com from a pure social community to a social commerce community, customer, site traffic and revenue generation will mainly be driven through the support of the viral marketing efforts of the i-SUPPLY business property.

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

We are also subject to federal, state and foreign laws regarding privacy and protection of user data. We post on our Web site our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could potentially harm our business. In addition, the interpretation of data protection laws, and their application to the Internet, in Europe and other foreign jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and to have to change our business practices. Further, any failure by us to protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

~ 7 ~

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure.

Intellectual Property

Our trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. We believe that we own the trademarks to “boomj,”  “boomj.com,” “iSUPPLY”, “i-SUPPLY.com”, “KaChingKaching.com” and “Kaching Kaching.”  We intend to register these and possibly other trademarks. We hold the Internet domain names www.boomj.com, www.boomj.net , www.boomj.org, www.beyondcommerce.com, and www.i-SUPPLY.com.  We also hold the Internet domain names www.myboomj.com, myboomj.net, and myboomj.org. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org,” or with a country designation.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of April 15, 2010 we have 16 full-time employees, including our three executive officers. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be fair as many of these employees have not been paid since the beginning of the year.

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

We reported net losses of $11,656,030 and $13,595,294 for the fiscal years ended December 31, 2009 and 2008, respectively.  Although we generate revenues (we generated $1,843,231 in 2008 and $13,953,470 during 2009 from continuing and discontinued operations), our revenues and gross profits currently are not sufficient to cover our operating expenses.  Substantially all of our revenues in 2009 were derived from our LocalAdLink operations, which we sold in October 2009.  We anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from product sales, store licenses and advertising and reduce operating expenses.   We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.

As of December 31, 2009, we had a working capital deficit of $13,072,314 and a negative net worth of $12,476,123, which put our ability to operate in the future, and our ability to raise additional financing, in jeopardy.

As of December 31, 2009, we only had $608,149 of current assets, but had $13,680,463 of current liabilities, as a result of which we had a working capital deficit of $13,072,314. In addition, we had a negative net worth of $12,476,123. Since we do not have sufficient current assets to pay our current liabilities, our ability to operate in the future is in jeopardy unless we obtain additional financing. However, our negative net worth, working capital deficit, and history of losses will make it difficult to obtain the financing that we will need to operate in the future. No assurance can be given that we will be able to continue to operate as planned, or at all.

~ 8 ~

We will need significant additional capital, which we may be unable to obtain.

We currently do not have sufficient cash available to fund our working capital needs.  In addition, we do not generate sufficient cash from operations to fund our operating expenses, nor do we have any credit facilities available to us from which we can fund our operating deficits.  Our capital requirements in connection with our commercial operations have been and will continue to be significant.  Also, we have to date funded many of our operating expenses from short-term loans, of which $5,023,322 has already matured and is in default or is currently in default due to cross-default provisions and an additional $1,333,333 that will mature during the second quarter of 2010.  Accordingly, we will need to obtain a significant amount of additional capital (from operations or from investors) to continue to fund our operating expenses and to repay our outstanding obligations within the next 30 days.  However, in order to generate more sales from our E-commerce stores, we need to obtain additional credit from our vendor credit lines with the suppliers of the products that we sell.  Because of our current financial position, we have not received the amount of vendor credit that we need to generate significant sales from our E-commerce sales.  Accordingly, we will need to obtain a minimum of approximately $4,000,000 of funding until revenues increase to continue to finance our operations and to repay our currently outstanding obligations for the next twelve months.

We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing.  Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders.  The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would result in a total loss to all of our equity investors and a significant loss to our promissory note holders.

Our independent auditors’ report has included an explanatory paragraph in its report stating that there is  a substantial doubt about our ability to continue as a going concern.

Because we have incurred losses of approximately $11,656,030 and $13,595,294 in 2009 and 2008, respectively and will need to raise additional capital to fund our operations in 2010, our auditor included in its report for the years ended December 31, 2009 and 2008, an explanatory paragraph stating that there is a substantial doubt about our ability to continue as a going concern. If we continue to generate significant losses we may not be able to continue as a going concern.

We currently have outstanding potentially convertible promissory notes that are in technical default that are secured by a lien on all of this company’s assets. Accordingly, should the noteholders declare the notes in default, it - could result in the foreclosure of all of our assets and the termination of our business.

We initially issued $4,280,000 (of which $2,210,000 is still outstanding) of convertible promissory notes that are secured by a first priority security interest on all of our assets. These notes were scheduled to mature on March 31, 2009.   The holders of those notes had extended the maturity date of those notes to January 31, 2010.  As a result of this extension, all $2,210,000 of the notes now mature and in technical default (no holders have as yet exercised their rights to call the note in default, however they may do so at any time) and must be repaid in full, both principal and interest.   The holders of the convertible promissory notes currently have the right to foreclose on all of our assets, which would materially and adversely affect our ability to continue our operations and could terminate our existence. No assurance can be given that we will be able to make all payments as required or that we will be able to repay the convertible promissory notes.

We have a limited operating history upon which an evaluation of our prospects can be made. For that reason, it is difficult to judge our prospects.

We have a limited operating history, and as a result investors do not have access to the same type of information in assessing their proposed investment as would be available to investors in a company with a more extensive history of prior operations.  Although we have operated our BOOMj.com Web site for the past two years, because of our lack of funding we have not been able to maintain vendor credit lines with the suppliers of our online products.  As a result, we have not been able to maintain and generate sales through the online store on our BOOMj.com Web site.  In addition, our LocalAdLink product was introduced late in the fourth quarter of 2008 (in October 2009, we sold the assets relating to the software, name rights, and trademark of the LocalAdLink product), and the formal launch of the fully functional i-SUPPLY online storefront occurred late in the second quarter of 2009.  Accordingly, to date, we have operated as an early stage company that is developing and now introducing its business.  As a developing new company, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with commencing new operations, including capital requirements and management’s potential underestimation of initial and ongoing costs. We also face the risk that we may not be able to effectively implement our business plan or successfully roll out new products.  If we are not effective in addressing these risks, we may not develop a viable business or may not operate profitably.  We expect to incur operating losses for the near future, and there can be no assurance that we will be able to generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability.

~ 9 ~

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

If our business and markets grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. We recently re-launched our i-SUPPLY businesses.  These new product offerings and businesses will require additional resources and personnel.  We may face challenges in managing these and other expanding product and service offerings and in integrating these businesses with our other website operations. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations, restrain the potential growth of the two new businesses, and cause administrative inefficiencies.

We may be unable to successfully execute all of our identified business opportunities, or other business opportunities that we determine to pursue.

We currently have limited resources with which to fully develop our existing businesses opportunities.  Our ability to successfully develop our existing, and possible future, business opportunities will depend on one or more of the following factors:

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

We believe that our brands are a critical part of our business. Developing and enhancing our brand may require us to make substantial investments with no assurance that these investments will be successful. If we fail to promote and develop the “I-SUPPLY” or “BOOMj.com’’ brands, or if we incur significant expenses in this effort, our business, prospects, operating results and financial condition may be harmed. We anticipate that developing, maintaining and enhancing our brands will become increasingly important, difficult and expensive.

~ 10 ~

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

Traffic levels to our websites can fluctuate significantly as a result of social, political and financial news events. The demand for advertising, cross promotion and subscriptions on the Company’s Websites as well as on the Internet in general can cause changes in rates paid for Internet advertising.  Fluctuating levels of visitors to our websites and to websites for which we provide i-SUPPLY services, could harm our ability marketing or advertising agreements, will result in lower sales and advertising revenues, and could raise our budgeted marketing and advertising costs.

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

~ 11 ~

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

 We may be subject to recently enacted privacy legislation and regulation which could reduce our potential revenues and profitability.

Entities engaged in operations over the internet, particularly relating to the collection of user information, are subject to limitations on their ability to utilize such information under federal and state legislation and regulation.  In 2000, the Gramm-Leach-Bliley Act required that the collection of identifiable information regarding users of financial services be subject to stringent disclosure and “opt-out” provisions.  While this law and the regulations enacted by the Federal Trade Commission and others relates primarily to information relating to financial transactions and financial institutions, the broad definitions of those terms may make the businesses entered into by the Company and its strategic partners subject to the provisions of the Act, which may, in turn, increase the cost of doing business and reduce our revenues.  Similarly, the Children On-line Privacy and Protection Act (“COPPA”) imposes strict limitations on the ability of internet ventures to collect information from minors. The impact of COPPA may be to increase the cost of doing business on the internet and reduce potential revenue sources.  We may also be impacted by the USA Patriot Act, which requires certain companies to collect and provide information to United States governmental authorities. A number of state governments have also proposed or enacted privacy legislation that reflects or, in some cases, extends the limitations imposed by the Gramm-Leach-Bliley Act and COPPA.  These laws may further impact the cost of doing business on the internet.

Any attempt of federal or state government to tax internet transactions could create uncertainty in our ability to comply with varying, and potentially contradictory, requirements which could negatively impact our business, results of operations, and financial condition.

Currently, the sale of goods and services on the internet is not subject to a uniform system of taxation.  A number of states, as well as the federal government, have considered enacting legislation that would subject internet transactions to sales, use or other taxes.  Because there are a variety of jurisdictions considering such actions, any attempt to tax internet transactions could create uncertainty in the ability of internet-based companies to comply with varying, and potentially contradictory, requirements.  We cannot predict whether any of the presently proposed schemes will be adopted.  We cannot predict the effect, if any, that the adoption of such proposed schemes would have on our business with certainty; however, they are likely to have a negative impact on our business, results of operations or financial condition.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively

The success of this company depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Robert J. McNulty, Chairman &, Chief Executive Officer, and Mr. Mark V. Noffke, Executive Vice President and Chief Financial Officer. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of Messrs. McNulty and Noffke, and other key personnel could have a material adverse effect on our business and future prospects. At the present time, we have no employment agreements and no key person insurance policies in place for any of the above referenced individuals. In order to support our business plan, we will be required to recruit effectively, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a material adverse effect on our business.

~ 12 ~

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

 Changing laws, rules and regulations and legal uncertainties could increase the regulation of our business and therefore increase our operating costs.

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

~ 13 ~

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

We are also subject to federal, state and foreign laws regarding privacy and protection of user data. Any failure by us to comply with our posted privacy policies or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could potentially harm our business. In addition, the interpretation of data protection laws, and their application to the internet, in Europe and other foreign jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and to have to change our business practices. Further, any failure by us to protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which would adversely affect our business.

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

Our current stockholders are subject to substantial dilution if all of the currently outstanding convertible promissory notes are converted.

As of April 19, 2010, we had approximately 59,493,311 shares of common stock outstanding.  However, another 56,366,550 shares of our common stock are currently issuable upon conversion of currently outstanding convertible promissory notes.  Accordingly, if these convertible promissory notes were to be converted, our current stockholders’ interest in our company would be decreased by 48%.

~ 14 ~

Certain convertible bond holders may have in the past and may currently have sold our stock short and may profit from a decline in our stock price.

The holders of our convertible promissory notes and detachable warrants issued to OmniReliant Holdings during the second and third quarter of 2009, of which $1,623,322 of convertible debentures and  remains outstanding and 48,852,741 warrants remain outstanding as of December 31, 2009, all with conversion prices and exercise prices of $0.10 per share, made certain negative covenants within the Securities Purchase Agreement which governs the terms of the convertible promissory notes such that they would not covenant not to sell short the Company’s shares of common stock after the Company announced the transactions consummation back in June 2009.  The convertible notes and warrants that were issued in connection with the convertible notes have reset provisions, such that should the Company issue any instrument with an effective price below the then current conversion price and exercise price, the conversion price of the convertible notes and the exercise of the warrants would decrease to that lower price.  In addition, the number of warrant shares also increases such that the original amount of proceeds to be received on exercise remains constant.  Thus OmniReliant could benefit significantly from decreases in our stock price from selling short our stock, such that they could profit from those short sales even if they were unable to recover from their remaining outstanding convertible promissory notes while being protected from losing money should our shares increase in value due to having shares readily available to them through conversion or exercise.

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

~ 15 ~

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

The stock market in general has experienced volatility that often has been unrelated to the operating performance of listed companies. These broad fluctuations may be the result of unscrupulous practices that may adversely affect the price of our stock, regardless of our operating performance.

Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

Our management and directors, together with their family members, may control a sufficient number of shares of our common stock to be able to prevent a change in control.

Mr. Robert J. McNulty, our Chairman and Chief Executive Officer, Mr. Mark V. Noffke, our Executive Vice President of Finance and CFO, Mr. Jimmy White our Executive Vice President of operations along with Mr. Murray Williams and Mr. Barry Falk members of our board of directors collectively beneficially own approximately 1.6% of the outstanding shares of our Common Stock.  However, approximately 18.5% of our issued and outstanding stock is held by Linlithgow Holdings LLC, an entity owned and controlled by the immediate family members of Mr. Robert J. McNulty. Mr. McNulty is not a member or manager of Linlithgow Holdings LLC and he disclaims any beneficial interests in these shares. Mr. McNulty does not exercise any voting rights in respect of these shares nor does he have any right to dispose of these shares.  Nevertheless, Linlithgow Holdings LLC could resist any change of control that would remove Mr. McNulty or any of the other officers or directors and, together with Mr. McNulty, Ms. Johnson, Mr. Noffke and Mr. Williams if they act in concert, can exercise substantial influence over our business by virtue of their voting power with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing a change in control of this company.

Substantial sales of our common stock could cause our common stock price to fall.

Currently, approximately 59,493,311   shares of our currently outstanding common stock and another 56,366,550 shares of our common stock issuable upon conversion of currently outstanding convertible promissory notes are eligible to be sold pursuant to Rule 144.  The sale of these shares, or even the possibility that substantial amounts of these shares of our common stock may be sold in the public market, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

Our executive offices are located at 9029 South Pecos, Suite 2800, Henderson, Nevada 89074, and consist of two adjacent offices totaling 10,194 square feet, and is leased at a monthly rate of $23,115 until December 31, 2011. We believe that our properties and are adequate for our current and immediately foreseeable operating needs.

~ 16 ~

ITEM 3.	LEGAL PROCEEDINGS

On February 17, 2010, the Internal Revenue Service placed a federal tax lien of $756, 711 against all of the property and rights to the property of Boomj.com for unpaid federal withholding taxes for the year ended December 31, 2009.

Other than the foregoing IRS tax lien, we are not a party to any material legal proceedings.  From time to time, the Company is a party to various legal matters in the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On January 15, 2008 our common stock began trading on the OTC Bulletin Board under the symbol “RLET”. On January 31, 2008 our trading symbol changed to “BOMJ.”  Subsequently on February 23, 2009 our stock symbol changed in conjunction with our name change to “BYOC.”

As of December 31, 2009 there were 201 record holders of our common stock,  and believe there is another 1,925 of persons who hold their stock in “street name.”

As of December 31, 2009 we had 58,793,311 outstanding shares of common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2008
First Quarter	$2.47	$0.75
Second Quarter	$3.30	$1.86
Third Quarter	$3.30	$2.30
Fourth Quarter	$2.55	$0.55
Year ended December 31, 2009
First Quarter	$1.80	$0.33
Second Quarter	$1.88	0.45
Third Quarter	$0.50	$0.055
Fourth Quarter*	$0.30	$0.017

The last reported sales price of our common stock on the OTC Bulletin Board on April 14, 2010 was $0.05 per share.

Dividends and Dividend Policy

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Repurchase of Securities

We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2009.

~ 17 ~

Recent Sales of Unregistered Securities

The issuance of  the following securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering, or under Rule 506 of Regulation D promulgated under the Securities Act.

During the first quarter 2009 we issued 25,000 shares of common stock for cash at $0.80 per share to an accredited investor. We also issued an additional 16,000 shares of stock as employee compensation to three individuals. The issuance of securities is exempt from the registration requirements of the Securities Act, under Section 4(2) of the Act as transactions by an issuer not involving any public offering.

During the second quarter 2009 the company issued 256,000 shares of common stock in lieu of cash to sixteen of our independent commissions sales representatives. Also during the quarter we issued 295,000 shares of common stock in payment of professional services received from three individuals. Furthermore during this period Company issued 2,500 shares of common stock as compensation to an employee. The issuance of securities is exempt from the registration requirements of the Securities Act, under Section 4(2) of the Act as transactions by an issuer not involving any public offering.
.
During the third quarter 2009 the company issued 1,116,000 shares of common stock in payment of professional services received from eight entities. The issuance of securities is exempt from the registration requirements of the Securities Act, under Section 4(2) of the Act as transactions by an issuer not involving any public offering.

During October 2009, the company sold 8,000,000 shares of common stock for $800,000 to Zurvita Holdings, Inc., an accredited investor as part of the sale of Local Ad Link assets.

In October 2009 and February 2010, the Company issued 1,700,000 shares of its common stock to a consultant for professional services rendered.

In October 2009, one of our secured note holders converted his $70,000 note into 700,000 shares of the Company common stock.  The $15,237 interest accrued on the note was converted into 152,370 shares of the Company common stock.

During the fourth quarter of 2009, three of our bridge note holders converted a total of $230,000 into 2,300,000 shares of the Company common stock.

Since the adoption of 2008 Equity Incentive Plan at December 31, 2009, we have granted a total of 6,321,136 options at a strike price ranging from $0.10-$1.70 per share to our employees. Of those granted options, 2,203,585 have expired leaving the total employee options outstanding as of December 31, 2009 at 4,117,551.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2009, regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by our security holders:
2008 Equity Incentive Plan(1)	4,117,551	$0.74	2,882,449

Equity compensation plans not approved by our security holders:	—	—	—

Total	4,117,551	$0.74	2,882,449

(1)
On September 11, 2008, our Board of Directors adopted Beyond Commerce’s 2008 Equity Incentive Plan, and on June 12, 2009 the Board amended the plan to increase the number of shares of common stock that may be issued under the plan from 3,500,000 to 7,000,000.  The amended plan was approved by our stockholders at our 2009 Annual Meeting of stockholders.  Effective April 1, 2010, the Board of Directors further increased the number of shares issuable under the 2008 Equity Incentive Plan by 10,000,000 to a total of 17,000,000 shares.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

~ 18 ~

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

During the fourth quarter of 2009, we started a new company, KaChing KaChing and have consolidated the operations of this entity into our fiscal 2009 operating results.  In November of 2008 we changed our name from Boomj, Inc. to Beyond Commerce, Inc.

The goal of this company is to generate revenues primarily from E-commerce transactions, store licenses and website advertising. Throughout 2009, we operated BOOMj, www.BOOMj.com, the leading niche portal and social networking site for Baby Boomers and Generation Jones.  Revenues from this website were derived from advertising sales and E-commerce transactions effected through the on-line store on that website.  Our LocalAdLink subsidiary operated a website, www.LocalAdLink.com, and a local search directory and advertising network that brings local advertising to geo-targeted consumers.  We started to generate revenues from sales of local advertising through LocalAdLink after that product was released in October 2008.  On October 9, 2009, LocalAdLink Inc., a wholly-owned subsidiary of the Company, sold its LocalAdLink Software (the “Software”) and all of their assets related to the Software including the rights to the name LocalAdLink, the LocalAdLink trademark, the  Web site,  www.LocalAdLink.com , and a local search directory and advertising network that brings local advertising to geo-targeted consumers, (see Note 16).  We will continue to sell advertising as it had prior to inception of Local Ad Link, Inc., however on a different scale with a greater emphasis on business to business sales.

Another  revenue source, i-SUPPLY, www.i-SUPPLY.com, is a retail storefront for any third party Websites that we commercially released in March 2009.  A major component of our business strategy in 2009 was to maximize revenues from E-commerce sales made through our BOOMj Store.  In order to be able to offer and sell products through that website, we needed to obtain credit from the vendors of the products offered on the website.   Because of our weak financial condition in 2009, we did not receive the amount of credit from vendors that we needed and, as a result, we were not able to effectively operate the BOOMj Store (in fact, the BOOMj Store had limited operations during the later part of 2009).

Our final source of revenue in 2009 was KaChing KaChing,  an early-stage development company with a limited operating history that we launched its website www.kachingkaching.com in September 2009.  KaChing is a progressive e-commerce company dedicated to offering of an e-commerce solution that provides individual store owners the ability to create, manage and earn money from product sales generated from their individual online web stores. This business model is basically a retail chain of online stores serving consumers on the Internet. KaChing offers back office that allows Store Owners to easily manage their stores and track commissions, basically a complete turn-key operation. A Store Owner is principally charged with marketing and managing his website.  In addition, a Store Owner can, depending on his license, recruit other store owners and receive a recruiting bonus.

We reported a consolidated net loss of $11,656,030 for the twelve months ended December 31, 2009, a consolidated net loss of $13,595,294 for the twelve months ended December 31, 2008.  The loss in 2009 was principally attributable to increase in operating costs, as more fully explained in “Operating Expenses” below.

We sold our LocalAdLink operations in October 2009 and revenue and expenses related to LocalAdLink have been segregated into one line item in the statement of operations titled “Loss from discontinued operations before income taxes.”

Results of Operations — Revenues

Our goal is to generate revenues from the sale of various products to our website users and from advertising fees. We operated our Boomj.com website throughout 2009.  However, we only commenced our i-SUPPLY operations during the second quarter of 2009 and our KaChing KaChing operations during the end of the third quarter of 2009.  Our revenues decreased from $1,060,272 to $903,852. This decrease in merchandise sales from $1,060,272 to $95,595 resulted from a restriction in the credit lines with our sundry vendors and the timing of the relaunching of the i-SUPPLY E-commerce social selling platform which occured late in the third quarter 2009. However, a new product offering was established within i-SUPPLYand KaChing KaChing, Inc. reflecting store licensing and membership revenue of $808,257 compared to zero in 2008.

Throughout 2009 until October we had $13,049,619 in revenue which was derived from LocalAdLink operations which is reflected in “Loss from discontinued operations before income taxes.” Because we sold LocalAdLink we will not generate revenues from this entity.  Accordingly, we anticipate that our revenues in 2010 will be less than the revenues derived in 2009.

~ 19 ~

Operating Expenses

Selling, general and administrative expenses (SG&A), including related party expenditures, for the twelve month period ended December 31, 2009 (“fiscal 2009”) were $5,328,193. This reflects a decrease of $911,763 in SG&A expenses from the $6,239,956 reported for the twelve month period ended December 31, 2008 (“fiscal 2008). The change in SG&A expenses is attributable to decreased advertising and marketing and promotional costs from fiscal 2008. There were also increases in administrative, technical and marketing personnel, related payroll costs, and an increase in travel related costs as well as computer and internet and merchant fees. Our SG&A expenses are expected to decrease during the current fiscal year ending December 31, 2010 as we decrease our operations and advertising due to a large extent, to the disposition of LocalAdLink, and as we streamline our operations. Professional fees for the twelve month period ended December 31, 2009 were $2,058,914. The largest component of professional fees consists of services rendered in connection with the design and establishment of our websites and Internet related activities, as well as legal and accounting fees. This reflects an increase of $738,568 in professional fees as compared to $1,320,346 for fiscal 2008. Included in the professional fees and SG&A are non-cash items of $1,795,397 for the year ended December 31, 2009 as compared to $1,703,459 for fiscal 2008 in stock issued in exchange for a variety of consulting services and employee options.

Depreciation and amortization expense for the twelve month period ended December 31, 2009 was $198,873. This reflects an increase of $73,739 in depreciation and amortization expense from the $181,134 reported for the period ended December 31, 2008. The increase in expense is attributable to the amortization of the asset additions during the period ended December 31, 2009.  Interest expense, of $8,585,204 for the twelve month period ended December 31, 2009 reflects an increase of $5,259,542 from the interest expense of $3,325,662 of which $2,177,051 was to a related party in fiscal 2009.The loan discount relates to the sundry loans procured by us during the year ended December 31, 2007, fiscal 2008 and fiscal 2009. Interest expense also includes non-cash expenses related to the value of warrants issued to investors who invested in our convertible notes and the related debt discounts from beneficial conversion features or allocating the loan proceeds between the debt and equity issued. Our increase in interest expense is due to loan fees and loan discount amortization expenses of $7,791,100. The loan discount relates to the sundry loans procured by us during 2007, 2008 and 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had a working capital deficit of $13,072,314.  Cash and cash equivalents at December 31, 2009 were only $7,205, a decrease of $92,881 from the balance of $100,086 at December 31, 2008.  Much of our liquidity and capital resources during fiscal 2009 were derived through the sale of convertible debt and equity securities. No assurance can be made that we will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred a loss of $11,656,030 for the twelve month period ended December 31, 2009. Our current liabilities less debt and derivatives exceeded current assets by $4,814,258 at December 31, 2009, and negative cash flow from continuing operating activities for the twelve months ended December 31, 2009 was $2,241,398.  In addition, on January 31, 2010 we were unable to pay our secured convertible promissory note holders the amounts due to them as the notes had matured.  Under the terms of the notes, the holders may at any time elect to notify us of the default and foreclose on essentially all of our assets.  In addition, the OmniReliant notes contain cross default provisions, such that those notes are also in default due to our being in default of the secured convertible promissory notes.  The total amount outstanding on these notes as of December 31, 2009 was $5,023.322.  These factors, and our lack of ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

~ 20 ~

We currently do not have sufficient funds on hand to fund our on-going day to day operating expenses. We have been unable to pay our employees since the fourth quarter of 2009, and a limited amount of money has gone to vendors.  In February 2010, we temporarily move out of our office space.  We do not have any bank credit lines. Accordingly, we will have to obtain additional funding in the near future in order to continue our operations. Although the amount of revenues that we are now generating from our existing operations (excluding LocalAdLink, which we sold in 2009) is increasing gradually on a monthly basis, we do not anticipate that we will generate sufficient cash from operations to fund our working capital needs until the second half of 2010, at the earliest.  (Although LocalAdLink generated approximately $13,050,000 of revenues in fiscal 2009, those operations also had a net loss of $7,580,839.) Also, as noted above, we currently have in excess of $5 million of secured promissory notes that are in default and thus immediately due and payable.  In addition, in February 2010, the US Treasury placed a lien on essentially all of the assets of Boomj.com Inc. because of approximately $700,000 of unpaid payroll taxes.  Accordingly to continue operating and to fund operations for the next twelve months, we will have to continue to seek additional financing from various sources in the immediate future, including from the sale of convertible debt or equity securities and possibly from joint ventures, partnerships, and other strategic relationships.  We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. In addition we are maximizing the margins in our remaining product lines and expanding the capabilities of the widget technologies of  our i-SUPPLY division along with identifying some strategic partners to assist in the distribution channels through product and operating lines of credit. If we do not obtain sufficient additional funds in the immediate future, we will have to suspend some of our operations, scale down our current and proposed future operations or, if those actions are not sufficient, terminate our operations. Should we obtain financing at a price below $0.10 per share of our common stock, additional substantial dilution to our existing shareholders will occur.   Although our revenues will be less, we believe that our cash flow from operations may improve in 2010 because LocalAdLink utilized substantial resources, which we no longer have to support, We believe the KaChing KaChing, revenue stream to have higher margins and be more cost effective as it ramps up.

All of the convertible notes that we have issued during the past year in order to fund our working capital needs mature during 2010 (most of which matured on January 31, 2010).  Accordingly, in addition to having to raise funds to continue to operate, we also will have to raise funds to repay these convertible notes (to the extent that such notes are not converted by the holders).   Alternatively, we will have to try to obtain loan extensions or forbearances from the noteholders.  As of December 31, 2009, the total amount of our short-term borrowings was $6,356,655.  There can be no assurance that we will be able to obtain extensions or forbearances from all of our note holders should we be unable to raise the necessary capital to retire the debt currently outstanding.

If we are unable to obtain additional funds through debt or equity financing or if funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to develop and expand operations or in the extreme situation, cease operations altogether.

Operating Activities

Net cash used in continuing operating activities for the twelve months period ended December 31, 2009 was $2,241,398. This was mainly attributable from the use of cash in operations as we established new businesses and operations. Accounts Receivable decreased $21,274 to $10,697 on December 31, 2009. This decrease was attributable to collection of old advertising sales. The credit card payments for prior year sales were subsequently captured during 2009. Accounts Payable on December 31, 2009 was $2,278,347, an increase of $355,144 from the balance on December 31, 2008. The increase is attributed mainly to professional fees incurred and unpaid.

Investing Activities

Net cash used in continuing investing activities for the twelve month period ended December 31, 2009 was $96,155, a decrease of $26,155  compared to the $112,310 used in continuing investing activities for the  twelve month period ended December 31, 2008. The company expended cash for purchase of computer and office equipment and expenditures related to its business development.

Financing Activities

Net cash provided by continuing financing activities for the twelve month period ended December 31, 2009 was $7,342,053, an increase of $1,490,355 from the net cash provided by continuing financing activities for the twelve month period ended December 31, 2008.  The cash provided during 2009 is due primarily to net cash received from the sale of debt securities of $8,930,000.  During the twelve month period ended December 31, 2009, we repaid $1,657,947 of debt securities and converted $2,400,000 of secured debt into shares of common stock.  We also received $820,000 from the issuance of 8,025,000 shares of Company common stock.

As a result of the above activities, we experienced a net decrease in cash of $92,881 for the twelve month period ended December 31, 2009. Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors through the sale of its securities and through a continued increase in revenues.

~ 21 ~

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

This company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the company has an accumulated deficit of $30,279,715 on December 31, 2009 and will need to raise additional capital, or obtain financing to continue operations. The enclosed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should this company be unable to continue as a going concern.

Management is taking steps to address our operating and financial cash requirements, which steps, if successful, will, we believe, l be sufficient to provide the company with the ability to continue operations in next twelve months. Management has devoted a significant amount of time in the raising of capital and improving the company’s operations, while reducing operating expenses.  However, the company’s ability to continue as a going concern is dependent upon raising funds through debt and equity financing and generating revenue. There are no assurances this company will receive the necessary funding or generate revenue necessary to fund operations. This raises substantial doubt about this Company’s ability to continue as a going concern.

Application of Critical Accounting Policies

~ 22 ~

All sources of revenue are recorded in accordance with FASB Accounting Standards Codification (“FASC”) 605-45-45, Revenue Recognition - Principal Agent Considerations when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Stock-Based Compensation

Beginning July 1, 2007, we began accounting for stock options under the provisions of ASC 718, Stock Compensation, which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which require various judgmental assumptions including estimating price volatility and expected life. Our computation of expected volatility is based on a combination of historic and market-based implied volatility. In addition, we consider many factors when estimating expected life, including types of awards and historical experience. If any of these assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from what is recorded in the current period.

The Company follows the guidance of FASC 505-50 share based payments to non employees Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for transactions in which equity instruments are issued in exchange for the receipt of goods or services to non employees.

Issuance of Shares for Service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

~ 23 ~

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Certifying Officers have concluded that, as of the end of such period, December 31, 2009, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Certifying Officers, to allow timely decisions regarding such disclosure.

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

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was effective as of the end of the fiscal year ended December 31, 2009. Based upon that evaluation, the Company’s Chief Executive and Financial Officer concluded that the Company’s internal control over financial reporting is not effective due to the material weakness noted below.  A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified. The Company downsized its workforce in 2009 and at December 31, 2009 did not have sufficient people to support its internal control over financial reporting which impacted its financial close process.

~ 24 ~

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

Changes in internal controls over financial reporting

Due to significant reductions in the number of employees we did not have sufficient people to meet the requirements of our internal control over financial reporting.  Other than the significant decrease in employees,there were no other significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the fourth quarter ended December 31, 2009, all items required to be disclosed under Form 8-K were reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our officers and directors follows.

Name	Age	Position

Robert McNulty	63	Chief Executive Officer and a Director
Mark V. Noffke	54	Executive V.P., Finance and Chief Financial Officer
Jimmy “Bo” White	36	Executive V. P. of Operations
Murray Williams	39	Director
Michael Warsinske	47	Director
Barry Falk	47	Director
Ron Loveless	65	Director

The following describes the backgrounds of current directors and the key members of the management team. The persons who acted as officers and directors of Boomj.com, Inc. prior to the Merger of this company with Reel Estate Services, Inc.  on December 28, 2007 resigned effective upon the Merger. All of our officers and directors also currently hold the same offices with Boomj.com, Inc. and LocalAdLink, Inc., our two wholly-owned subsidiaries.  With the exception of Mr. Warsinske and Mr. Falk, all of our officers and directors assumed their current offices with Beyond Commerce, Inc. upon the closing of the Merger on December 27, 2007.

Robert J. McNulty,   Chairman / CEO. Mr. McNulty has been Chief Executive Officer and a director of the Company since December 2007 and Chief Executive Officer and a director of Boomj.com, Inc. since its formation in January 2007. From January 1999 to January 2007 Mr. McNulty was self-employed as a consultant. Mr. McNulty is an accomplished entrepreneur with over 25 years of significant experience in specialty retail, E-commerce, branded consumer products, retail start-ups and developing new concepts and technology platforms for utilization in the retail industry. Mr. McNulty founded Shopping.com in November 1996 and served as its President and CEO from 1996 until its merger with Compaq Computer Corporation in January of 1999. Shopping.com was the first on-line retailer selling a broad range of consumer brand name products on the Internet, which was purchased for $220 million in an all cash transaction by Compaq Computers. Mr. McNulty also founded Home Club (also known as Home Base), in 1983 and served as its Chairman and CEO from 1983 until its merger with  Zayre Corp. in 1986. Home Club was a chain of home improvement warehouse stores for contractor trade and do-it-yourself customers, servicing U.S. western states with 38 stores and 7,000 employees. He was the first to institute and implement the “everyday low price strategy” in the U.S. Home Improvement industry. Mr. McNulty was a founding board member of the Home Center Industry Council for the City of Hope Cancer Research Center. Currently, he serves as Chairman of Global Leadership Connection, a charitable organization that provides leadership programs for high school students and supports the education of today’s youth leaders across America.

~ 25 ~

Mark V. Noffke,   Executive Vice President and CFO. Mr. Noffke has been the Company’s CFO since January 2007. From August 2006 to December 2006, Mr. Noffke was the CFO of Financial Media Group, Inc. From May 2004 to August 2006, Mr. Noffke was CFO of National Storm Management, Inc. where he was responsible for taking the company public. From August 2003 to May 2004, Mr. Noffke was a Managing Director of Striker Pacific Corporation, an investment bank, where he conducted due diligence, and acquisition analysis in various industries, including waste recycling, forest products and automotive. From September 1996 to August 2003, Mr. Noffke served as the CFO and a Director of U.S. Forest Industries, Inc., a timber manufacturing company, where he was responsible for developing the company's accounting infrastructure. From January 2002 to May 2004, Mr. Noffke served as CFO of Brands Shopping Network, a publicly traded company currently known as United Fuel and Energy Corporation. In this position, Mr. Noffke was responsible for raising capital and developing the accounting infrastructure. Mr. Noffke is a Certified Public Accountant and has a B.S. in Accounting from Valparaiso University in Northwestern Indiana.

Jimmy’ Bo’ White, Executive Vice President/ Operations, Technology. Mr. White has 17 years of experience in both retail management and online technology and has served as an owner and managing partner of Click Here Publishing, LLC, an Internet design and development company, since its formation in 1994.  Mr. White is a successful entrepreneur owning and operating several technology-based companies specializing in website development, application development, and Internet marketing.  Mr. White is a specialist in implementing and developing online technologies. He joined Beyond Commerce in late 2008 as a technology consultant helping to drive the direction of online products.   Mr. White also brings years of experience in managing IT and creating Web-based software to maximize efficiencies.  Mr. White attended Louisiana State University, majoring in information technology.

Ron Loveless , Director.   Mr. Loveless has been a director of the Company since April 2009. Mr. Loveless is a retired executive of the world’s largest retailer, Wal-Mart Stores, Inc. (NYSE:WMT).  Ron served four years in the US Air Force Intelligence Service and began his career with Wal-Mart in 1964.  He accelerated through the operations ranks, serving as assist. Mgr, Store Manager, District Manager and Regional Vice-President.  In 1980, he was named General Merchandise Manager of Wal-Mart’s Hardlines Merchandising Division.  In 1983, he was named as the first CEO of the new Sam’s Wholesale Club Division and achieved over $1.5 billion in sales with 30 units in just three years of operation.   Since leaving Wal-Mart, Mr. Loveless has consulted in retailing and consumer products with numerous projects in Canada, the U.S. and the Middle East  He has also been recognized in Sam Walton’s book as a key executive in the growth of Wal-Mart.

 Barry Falk , Director. Mr. Falk has been a director of the Company since December 2008. Mr. Falk has broad experience in structuring complex financing transactions in diversified industries, including the telecommunications, specialty finance, software and hardware technologies, distribution and retail sectors.  Mr. Falk is an attorney and specializes in corporate and securities law, with an emphasis on business planning, venture capital and mergers and acquisitions. Prior to joining the firm Irvine Venture Law Firm, Mr. Falk worked for the U.S. Securities and Exchange Commission’s Division of Corporation Finance from 1990 through 1993 where he was the senior disclosure attorney for the SEC’s Pacific Region and in the SEC’s Division of Enforcement from 1988 through1990.  Prior to completing his law degree, Mr. Falk worked as an accountant for a national public accounting firm.  Mr. Falk is an investor in several venture capital and angel funds and is active on the board of directors of several private companies.  Mr. Falk received his J.D. degree from Loyola Law School, Los Angeles and his B.S. degree in Accounting from Kean College of New Jersey.

Michael Warsinske , Director. Mr. Warsinske has been a director of the Company since September 2008. Mr. Warsinske is an online media sales executive and since January 2007 Mr. Warsinske has been CEO of OverAd Media, a digital media sales firm.  He is a founder and CEO of Cybereps, an early online advertising sales company which launched advertising sales for IMDB.com, Advertising.com, Andover.net, Reuters.com and eMarketer.com. Cybereps grew to 100 employees in 7 offices and was sold to Interep (Nasdaq: IREP) in 2001.  Mr. Warsinske also co-founded Wordcents, an early contextual advertising network sold to YBrant Digital. He currently advises digital media startups, including Information Strategies, Inc., CMBS.com, FlatFeeConferencing.com, Newsforce.com and Friend2Friend.com.  Mr. Warsinske has 25 years of experience in online and traditional media sales.

Murray Williams , Director. Mr. Williams has been a director of the Company since June 2007. Mr. Williams is a CPA with 5 years experience in public accounting and 11 years experience as CFO of various public and private companies.  Mr. Williams began his career in public accounting with KPMG where he was a manager in their assurance practice managing a team of over 20 professionals specializing in financial services, with an emphasis on public offerings, private financings, and mergers and acquisitions.  Mr. Williams resigned from KPMG in 1997 to become one of the founding members of Buy.com, Inc., which grew to be the second largest e-commerce company in the world during his tenure.  He developed the finance, legal, business development, and human resource departments of Buy.com, securing over $225 million in private financing, and was the primary driver in the initial public offering process that generated proceeds of an additional $192 million.  Mr. Williams also obtained vast international business experience managing Buy.com’s international expansion into Europe, Canada, and Australia.  In addition, he successfully completed three acquisitions for Buy.com and was responsible for their expansion into eleven core product categories.  After leaving Buy.com in August of 2001, Mr. Williams became an active entrepreneur creating and investing in numerous companies, and worked for an investment banking firm as interim CFO on various private companies to convert them into publicly traded entities.  Mr. Williams has helped take seven companies public and helped raise over $500 million for the various companies. From June 2005 to February 2007, Mr. Williams was Chief Financial Officer at Interactive Television Networks, Inc., a public company and a leading provider of Internet Protocol Television hardware, programming software and interactive networks.   Since March 14, 2008, Mr. Williams has been the Chief Financial Officer, Treasurer and Secretary of GTX Corp., a public company engaged in the commercialization of miniaturized assisted GPS tracking and cellular location-transmitting technologies.   Mr. Williams received degrees in both Accounting and Real Estate from the University of Wisconsin-Madison.

~ 26 ~

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

Compensation Committee

Our Compensation Committee currently is comprised of Mr. McNulty and Mr. Warsinske.

Directors Compensation

The directors of the Company do not receive any cash compensation.  However, in 2008, two of our new Directors received options to purchase 100,000 shares of common stock for their services, and in 2009 a third director received options to purchase 100,000 shares of common stock for services. These options will vest over two years, with 50% vesting after one year from the grant date and the remaining 50% vesting on the second anniversary date.   The Company does reimburse the Board of Directors for their actual expenses incurred in attending Board meetings.

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

The table set forth below summarizes the annual and long-term compensation for services in all capacities paid to our executive officers during the years ending December 31, 2009, 2008 and 2007.  On December 27, 2007, Beyond Commerce, Inc. acquired Boomj.com, Inc., our primary operating subsidiary during 2007 and 2008.  Beyond Commerce did not pay any compensation to any of its officers or directors during 2007.  The table below sets forth all compensation paid (i) by Boomj.com, Inc. in 2007 and (ii) by either Beyond Commerce, Inc. or Boomj.com, Inc. in 2009 and 2008, to Robert McNulty and Mark Noffke, the only individuals who served as our principal executive and financial officers during the year ended December 31, 2009, and to our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2009.

~ 27 ~

Name and Principle Position (in dollars)	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	All Other Compensation (4)	Total

Robert J. McNulty	2009	$191,192	-	-	-	$191,192
President and CEO	2008	$171,692		-	-	$171,692

Wendy Borow-Johnson	2009	$18,000	-	$-	-	$18,000
President—Media (6)	2008	$185,538		$118,125	-	$303,663

Mark V. Noffke	2009	$169,157	-	-	-	$169,157
Chief Financial Officer	2008	$164,927		-	-	$164,927

Mark Doumani Sr.	2009	$13,333	-	-	-	$13,333
VP Business Development (5)	2008	$164,927			-	$164,927

Jimmy “Bo” White (7)	2009	$100,500	-	-	-	$100,500
Executive Vice President/ Operations, Technology

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned. There are no anticipated bonus awards for 2009.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	All other compensation received that we could not properly report in any other column of the table.

(5)	Mr. Doumani resigned as VP Business Development effective January 31, 2009.

(6)	Ms. Johnson resigned as President—Media in October 2009.

(7)	Mr. White joined the Company as Executive Vice President/ Operations, Technology in January 2009.

Outstanding Equity Awards at Fiscal Year-End

None of the executive officers named in the above Summary Compensation Table (i) received any options during fiscal 2009, (ii) owned any vested or unvested stock options on December 31, 2009, or (iii) received any stock awards or equity incentive plan awards during fiscal 2009 that had not vested.

We have established a stock option compensation incentive plan, and have as of 12/31/2009 issued our employees a total of 2,771,000 options at a strike price ranging from $0.10-$1.70 per share. Of those granted options, 686,700 have expired leaving the total employee options outstanding as of December 31, 2009 at 2,084,300.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay director’s fees or other cash compensation for services rendered to our directors in the year ended December 31, 2008 or 2009.

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

~ 28 ~

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the fiscal year ended December 31, 2009.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael Warsinske	-0-		-0-	$-0-	N/A	N/A	$-0-
Barry Falk	-0-		-0-	$-0-	N/A	N/A	$-0-
Murray Williams	$37,114	(2)	-0-	-0-	N/A	N/A	$37,114
Ron Loveless (3)	-0-		-0-	$86,100	N/A	N/A	$86,100
Paul Morrison (4)	$-0-		-0-	-0-	N/A	N/A	-0-

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of stock options granted to the named director in fiscal year 2009, in accordance with SFAS 123R.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

(2)
At the request of the Board, during 2009, Mr. Williams provided additional services to the Company by monitoring and supervising certain of the Company’s activities.  These fees were paid to Mr. William’s company, FA Corp.

(3)
We agreed to grant Mr. Loveless a ten-year non-qualified option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.70 per share at the time that he joined our Board of Directors in April of 2009. One half of the foregoing options will vest upon the first anniversary of the appointment of Mr. Loveless to the Board, and the second half of the options will vest upon the second anniversary of the appointment.

(4)
Mr. Morrison joined the Board in July 2009 pursuant to an agreement with OmniReliant Holdings, Inc. under which OmniReliant Holdings, Inc. invested in the Company. Mr. Morrison resigned as a Board member on January 21, 2010. Mr. Morrison did not receive any compensation for his services as a Board member of Beyond Commerce, Inc.

Employment Contracts

None.

Equity Incentive Plan

On September 11, 2008, our Board of Directors adopted Beyond Commerce’s 2008 Equity Incentive Plan, and on June 12, 2009 the Board amended the plan to increase the number of shares of common stock that may be issued under the plan from 3,500,000 to 7,000,000.   Effective April 1, 2010, the Board of Directors further increased the number of shares issuable under the 2008 Equity Incentive Plan by 10,000,000 to a total of 17,000,000 shares.  On July 24, 2009 the Plan was submitted to, and  approval by our stockholders at the 2009 Annual Meeting of stockholders.  Under the 2008 Equity Incentive Plan, we are currently authorized to grant options, restricted stock and stock appreciation rights to purchase up to 17,000,000 shares of common stock to our employees, officers, directors, consultants and advisors.  Awards under the plan may consist of stock options (both non- qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and stock appreciation rights.

~ 29 ~

The 2008 Equity Incentive Plan is administered by our Board of Directors or a committee appointed by the Board, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

The 2008 Equity Incentive Plan provides that the exercise price of each incentive stock option may not be less than the fair market value of our common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding common stock).  The exercise price of a non-qualified stock option shall be no less than the fair market value of the common stock on the date of grant.  The maximum number of options that may be granted in any fiscal year to any participant is 5,000,000.

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

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of April 15, 2010 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the named executive officers listed in the Summary Compensation Table under Item 11; and (4) all of our executive officers and directors as a group.  Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of April 15, 2010 (which are indicated by footnote) are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 59,493,311 shares of our common stock outstanding as of April 15, 2010. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws. An asterisk represents beneficial ownership of less than 1%.

~ 30 ~

Name and Address	Number of Shares Beneficially Owned	Percentage of Class

Mark V. Noffke	31,408	* %
Murray Williams	202,000	* %
Michael Warsinske(2)	-
Ron Loveless (2)	-
Barry Falk(2)	202,000	*
Robert J. McNulty	505,000	.85%
Jimmy “Bo” White	30,714	*

Vicis Capital Master Fund (4)	73,085,961
445 Park Avenue, 16th Floor, New York, NY 10022

Zurvita Holdings (4)	8,000,000	13.4%
800 Gessner Houston, TX 77024

OmniReliant Holdings (4)	65,085,961
14375 Myerlake Circle Clearwater, FL 33760

All executive officers and directors as a group (7 persons)	971,122	1.63%

Linlithgow Holdings, LLC (3) 9029 S. Pecos Henderson, NV 89074	30,907,300	52.57%

Unless otherwise indicated, the address of each of the foregoing persons is 9029 South Pecos, Suite 2800, and Henderson, Nevada 89074.

(1)	Includes 1,212,000 shares owned by MIK Irrevocable Trust, an irrevocable trust for the benefit of Mr. Doumani. Mr. Doumani resigned as VP Business Development effective January 31, 2009.

(2)	All of the shares applicable are subject to options.

(3)
Represent shares owned by Linlithgow Holdings, LLC, an entity owned and controlled by immediate family members of Mr. Robert J. McNulty. Mr. McNulty is not a member or manager of Linlithgow Holdings LLC and he disclaims any beneficial interests in these shares. Mr. McNulty does not exercise any voting rights in respect of these shares nor does he have any right to dispose of these shares. .  Linlithgow Holdings, LLC is also considered the beneficial owner of 13,333,330 shares through its ownership of $1,333,333 convertible note that currently can be converted at $0.10 per share and warrants to acquire 6,592,300 shares of our common stock at exercise prices ranging from $0.01 to $0.10 per share.

(4)
The following information is taken from the latest Form 10-K filed by Zurvita Holdings and OmniReliant Holdings regarding — beneficial ownership for Zurvita Holdings and OmniReliant Holdings.  Zurvita Holdings is beneficially owned 50% by Vicis Capital Master Fund and 23% by OmniReliant Holdings.  OmniReliant Holdings is beneficially owned 95.8% by Vicis Capital Master Fund.  Accordingly, Vicis Capital Master Fund is deemed to beneficially own all shares owned and all of the securities that could be converted into our shares by Zurvita and OmniReliant.

Zurvita Holdings acquired 8,000,000 shares of the Company’s common stock in a series of Purchases in connection with the sale of the assets of our Local Ad Link subsidiary.  OmniReliant is considered the beneficial owner of 65,085,961 through its ownership of $1,623,322 of our convertible promissory notes whose conversion price is currently $0.10 per share and warrants to acquire 48,852,741 shares of our common stock at an exercise price of $0.10 per share.

~ 31 ~

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our full board of directors is responsible for reviewing and approving or ratifying all related party transactions.  Although there is no written policy in this regard, it is the practice of our board to review all material facts of interested transactions and take into account, among other factors it determines appropriate, whether the interested transaction is on terms no less favorable than terms generally available to any similarly situated, unrelated third parties under the same or similar circumstances and the extent of the person’s interest in the transaction.  Additionally, board approval of any interested party transaction must include the affirmative vote of at least a majority of our non-employee directors.   We have since January 1, 2009 been involved in the following related party transactions, each of which was reviewed and approved by our full board of directors:

Related Party Transactions

We have related party transaction with Linlithgow Holdings, LLC, an entity that owns approximately 19% of our outstanding common stock. Linlithgow Holdings is a family trust of the McNulty family. Mr. McNulty, our Chief Executive Officer has no voting control over the holdings of Linlithgow Holdings and disclaims beneficial ownership of the shares owned by Linlithgow Holdings.

•
The Company permits TAC Financial, Inc. to use some of its facilities at its Nevada headquarters.  TAC Financial has not paid the Company for the use of the facilities.  In 2009, the Company commenced paying the commissions it owed to its LocalAdLink independent consultants through the use TAC Financials VISA debit card.  The Company does not pay TAC Financial for loading payments onto the debit cards, although the card holders are charged fees for the use of the debit cards.  Linlithgow Holdings, LLC currently owns over 85% of the issued and outstanding shares of TAC Financial.  Linlithgow Holdings, LLC is the largest shareholder of this Company and is a family trust of the McNulty family.  Mr. McNulty, our Chief Executive Officer has no voting control over the holdings of Linlithgow Holdings and disclaims beneficial ownership of the shares owned by Linlithgow Holdings.  Two members of TAC Financials Board of Directors are the sons of Robert McNulty (our Chief Executive Officer).  We no longer own LocalAdLink and, as a result, no longer engage in any transactions with TAC Financial.

•
 On May 20, 2009, the Company executed a convertible promissory note (the “Note”) in the principal amount of $1,600,000 payable to Linlithgow Holdings.  Pursuant to the Note, the Company promises to pay to Linlithgow Holdings $1,600,000 in cash on November 20, 2009. A principal payment was made on July 21, 2009 of $266,667 leaving a balance of $1,333,333. The Note is convertible at any time at a conversion price of $1.00 per share which was reset to $0.70 due to a subsequent offering.  The Note bears an initial interest rate of 1.5% for the first month and increases by 1.5% per month until maturity. After the maturity date, the default rate of interest becomes 18% per month or the highest rate allowed by law, whichever is lower, until the date the Note amount is actually paid. Further, as part of the consideration provided to the holder for the Note, the Holder also received a warrant for the purchase of up to 1,782,000 shares of the Company’s common stock at an exercise price of $0.90 per share. The warrants are exercisable, in whole or in part, any time from and after the date of issuance of the warrant. Due to a subsequent ratchet adjustment based on the issuance of warrants at a lower per share price, the exercise price of these warrants has been adjusted to $0.70. and the convertible note ratcheted down to $0.10 per share. This note was subsequently extended by mutual agreement until May 20, 2010. As part of the extension the interest rate was reduced to 6.0% and the conversion price was ratcheted down to $0.10 per share. In consideration for this extension, we granted Linlithgow 6,400,000 warrants to purchase our common stock at $0.10.

•	During 2009 and 2008, we paid Linlithgow Holdings a total of $215,213 and $53,450 respectively for consulting services and advertising commissions rendered to us.

•
In 2009 & 2008, we paid FA Corp. a total of $37,114 and  $102,673 respectively for various services provided to us by Mr. Murray Williams.  Mr. Williams is a member of our Board of Directors and the principal stockholder of FA Corp.  Another one of our directors Mr. Barry Falk is a partner in the law firm Irvine Venture Law Firm.  The Company paid $425 in 2009 and $336 in 2008 for legal services provided to the Company by Mr. Falk’s firm.

•
We also have related party transactions with the Omni group and Zurvita, which the two have related ownership.  In 2009 we sold 8,000,000 shares of the Company common stock to Zurvita for $800,000 giving them a 13.6% ownership in the Company.  This transaction was part of the asset sale of LocalAdLink. (Exhibit 10.37).  We have an outstanding  secured promissory note at December 31, 2009  with the Omni Group (who has common ownership with Zurvita) of $1,623,322.

Director Independence

Although a majority of our Board of Directors is comprised of non-employee directors, only one half of our board is comprised of “independent” directors as defined in Rule 4200(a)(15) of the Market place Rules of the NASDAQ Stock Market.  Our independent directors are Barry Falk, Michael Warsinske and Ron Loveless.  Through FA Corp., a consulting company affiliated with Murray Williams, we paid Mr. Williams a total of $37,114 in 2009.  We also paid $425 in 2009 for legal services provided to the Company by Mr. Falk’s firm.  However, our board determined that the small amount of fees we paid to Mr. Falk’s law firm during 2009 did not prevent it from reaching a determination that Mr. Falk is independent.  Robert McNulty, our chief executive officer, is not an independent director.

~ 32 ~

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to us by L J Soldinger Associates, LLC, our principal accountants, for professional services rendered with respect to our 2009 and 2008 fiscal years were as follows:

	Year ended December 31,
	2009	2008

Audit Fees	$218,000		$209,000

Audit-Related Fees	$47,200	$

Tax Fees	$25,000		$20,000

All Other Fees	$—		—

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

Audit related fees pertains to professional services provided in connection with registration statements.

The Audit Committee requires that prior to the engagement of the Company’s principal accountant to audit the financial statements of the Company or to perform other Audit Related or Non-Audit Related services, the engagement be reviewed to consider the scope of services to be rendered and the expected fees to be charged by the principal accountant in connection with rendering such services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

THE FINANCIAL STATEMENTS OF BEYOND COMMERCE, INC. ARE LISTED ON THE INDEX TO FINANCIAL STATEMENTS AS SET FORTH ON PAGE F-2.

The following list describes the exhibits filed as part of this Annual Report Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (name change)(2)
3.3	Bylaws (1)
4.1	Form of Series A Common Stock Purchase Warrant(4)
5.1	Opinion of Sichenzia Ross Friedman Ference LLP
10.1	Agreement and Plan of Reorganization (3)
10.2	Employment Agreement Wendy Borow-Johnson (13)
10.3	Property Lease - Santa Ana, California (3)
10.4	Property Lease - Henderson, Nevada (3)
10.5	2008 Equity Incentive Plan (12)
10.6	Form of Incentive Stock Option Agreement (12)
10.7	Form of Non-Qualified Stock Option Agreement (12)
10.8	Form of Subscription Agreement by and among the Company and the Subscribers named therein. (4)
10.9	Form of Secured Convertible Note. (4)
10.10	Form of Guaranty, dated July 7, 2008, by BoomJ.com, Inc. (4)
10.11	Collateral Agent Agreement, dated as of July 7, 2008, by and among BoomJ.com, Inc., the Subscribers and the Company. (4)
10.12	Form of Security Agreement, dated July 7, 2008, between the Company and the Subscribers(4)

~ 33 ~

10.13	Secured Original Issue Discount Promissory Note, due November 16, 2009 (5)
10.14	Common Stock Purchase Warrant, dated May 20, 2009 (5)
10.15	Security Interest and Pledge Agreement, dated May 20, 2009, between Linlithgow Holdings LLC and the Company (5)
10.16	Purchase Agreement, dated June 17, 2009, between the Company and OmniReliant Holdings, Inc. (6)
10.17	Secured Original Issue Discount Promissory Note due June 17, 2009 (6)
10.18	Common Stock Purchase Warrant, dated June 17, 2009 (6)
10.19	Security Interest and Pledge Agreement, dated June 17, 2009, among OmniReliant Holdings, Inc., the Company, and Linlithgow Holdings LLC (6)
10.20	Amended and Restated Securities Purchase Agreement, dated July 2, 2009, between the Company and OmniReliant Holdings, Inc. (7)
10.21	Original Issue Discount Secured Convertible Debenture, due July 2, 2010 (7)
10.22	Common Stock Purchase Warrant, dated July 2, 2009 (7)
10.23	Amended and Restated Pledge and Security Agreement, dated July 2, 2009, among the Company and the Pledgors named therein in favor of OmniReliant Holdings, Inc. (7)
10.24	Security Agreement, dated July 2, 2009, among the Company, the Company’s subsidiaries, and the Secured Parties named therein (7)
10.25	Subsidiary Guarantee, dated July 2, 2009, by the Guarantors named therein in favor of OmniReliant Holdings, Inc. (7)
10.26	Amended and Restated Securities Purchase Agreement, dated July 10, 2009, between the Company and OmniReliant Holdings, Inc. (8)
10.27	Original Issue Discount Secured Convertible Debenture, due July 10, 2010 (8)
10.28	Common Stock Purchase Warrant, dated July 10, 2009 (8)
10.29	Original Issue Discount Secured Convertible Debenture, due July 21, 2010 (9)
10.30	Common Stock Purchase Warrant, dated July 21, 2009 (9)
10.31	Securities Purchase Agreement, dated July 30, 2009, between the Company and OmniReliant Holdings, Inc. (10)
10.32	Original Issue Discount Secured Convertible Debenture, due July 30, 2010 (10)
10.33	Common Stock Purchase Warrant, dated July 30, 2009 (10)
10.34	Security Interest and Pledge Agreement, dated July 30, 2009, between OmniReliant Holdings, Inc. and the Company (10)
10.35	Agreement, dated July 30, 2009, between the Company and St. George Investments, LLC (11)
10.36	Asset Purchase Agreement, dated October 9, 2009, between the Company, Local Ad Link, Inc. and OmniReliant Holdings, Inc. (14)
10.37	Securities Purchase Agreement, dated October 9, 2009, between the Company and Zurvita Holdings, Inc. (14)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer (Principal Accounting Officer)
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
31.1	Certification of Chief Executive Officer

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
(4)    Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 11, 2008, which exhibit is hereby incorporated herein by reference.
(5)    Previously filed as an exhibit to the Company’s Current Report on Form 8-K on May 21, 2009, which exhibit is hereby incorporated herein by reference.
(6)    Previously filed as an exhibit to the Company’s Current Report on Form 8-K on June 23, 2009, which exhibit is hereby incorporated herein by reference.
(7)    Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 6, 2009, which exhibit is hereby incorporated herein by reference.
(8)    Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 16, 2009, which exhibit is hereby incorporated herein by reference.
(9)    Previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 22, 2009, which exhibit is hereby incorporated herein by reference.
(10)  Previously filed as an exhibit to the Company’s Current Report on Form 8-K on August 4, 2009, which exhibit is hereby incorporated herein by reference.
(11)  Previously filed as an exhibit to the Company’s Current Report on Form 8-K on August 5, 2009, which exhibit is hereby incorporated herein by reference.
(12)  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 3, 2009, which exhibit is hereby incorporated herein by reference.
 (13)  Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on April 4, 2008, which exhibit is hereby incorporated herein by reference.
(14)  Previously filed as an exhibit to the Company’s Current Report on Form 8-K on October 16, 2009, which exhibit is hereby incorporated herein by reference.

~ 34 ~

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEYOND COMMERCE, INC.

Date: April 19, 2010	By:	/s/ ROBERT MCNULTY
Robert McNulty
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT MCNULTY	President, Chief Executive Officer and	April 19, 2010
Robert McNulty	Director (Principal Executive Officer)

/s/ MARK NOFFKE	Chief Financial Officer	April 19, 2010
Mark V. Noffke	(Principal Financial and Accounting Officer)

/s/ MICHAEL WARSINKE	Director	April 19, 2010
Michael Warsinske

/s/ BARRY FALK	Director	April 19, 2010
Barry Falk

/s/ MURRAY WILLIAMS	Director	April 19, 2010
Murray Williams

/s/ RON LOVELESS	Director	April 19, 2010
Ron Loveless

~ 35 ~

BEYOND COMMERCE, INC.

TABLE OF CONTENTS

~ 36 ~

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Beyond Commerce, Inc.

We have audited the accompanying consolidated balance sheets of Beyond Commerce, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beyond Commerce, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company reflected a loss of approximately $11,656,030 and $13,595,294 in 2009 and 2008, respectively and will need to raise additional capital to fund operations in 2010. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 18 to the financial statements, management changed its policy for determining whether an instrument (or embedded feature) is indexed to the Company’s own stock. As required by generally accepted accounting principles the Company retroactively applied the accounting change to 2008.

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois
April 19, 2010

BEYOND COMMERCE, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,

	2009	2008
		(as adjusted) (See Note 18)
ASSETS
Current assets :
Cash	$7,205	$100,086
Accounts receivable	10,697	226,091
Prepaid loan cost	33,681	562,665
Prepaid loan cost – related party	37,889	-
Other current assets	518,677	306,285
Total current assets	$608,149	$1,195,127

Property, website and computer equipment	1,051,558	871,180
Less: Accumulated depreciation and amortization	(517,571)	(320,366)
Property, website and computer equipment – net	$533,987	$550,814

Other Assets	62,204	60,067

Total assets	$1,204,340	$1,806,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short term borrowings	$3,400,000	$2,400,555
Short term borrowings - related party	2,180,533	-
Accounts payable	2,251,951	1,490,590
Accounts payable - related party	26,396	19,552
Note derivative liability	180,632	3,396,935
Note derivative liability – related party	2,425,473	-
Other current liabilities	2,207,830	1,374,534
Other current liabilities – related party	251,386	-
Deferred Revenue	756,262	609,987
Total current liabilities	$13,680,463	$9,292,153

Commitments and contingencies	$-	$—

Stockholders’ Deficit :
Common stock, $0.001 par value, 200,000,000 and 75,000,000 shares authorized as of December 31, 2009 and 2008, respectively, and 58,793,311 and 40,936,143 issued and outstanding at December 31, 2009 and 2008, respectively	$58,793	$40,936
Preferred stock,$.001 par value of 50,000,000 shares authorized and no shares issued	-	-
Additional paid in capital	17,744,799	11,096,604
Accumulated deficit	(30,279,715)	(18,623,685)
Total stockholders' deficit	$(12,476,123)	$(7,486,145)

Total Liabilities and Stockholders' Deficit	$1,204,340	$1,806,008

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,	For the Year ended December 31,
	2009	2008
		(as adjusted) (Note 18)
Revenues
License & membership, net	$808,257	$-
Merchandise sales, net	95,595	1,060,272
Total Revenue	$903,852	$1,060,272

Operating expenses
Cost of products sold, net	$221,744	$1,083,374
Selling general & administrative	5,116,743	6,239,956
Selling general & administrative – related party	211,450	-
Professional fees	1,931,796	1,217,673
Professional fees – related party	127,118	102,673
Depreciation and amortization	198,873	181,134
Total costs and operating expenses	$7,807,724	$8,824,810

Loss from operations	(6,903,872)	(7,764,538)

Non-operating income (expense)
Interest expense	(6,408,153)	(3,325,662)
Interest expense – related party	(2,177,051)	-
Income/expense related to derivative	3,173,214	(1,490,052)
Income related to derivative – related party	3,206,669	-
Interest income	-	542
Miscellaneous Income	13,600	-
Gain from sale of assets	5,020,402	-
Total non-operating Income (expense)	$2,828,681	$(4,815,172)

Loss from continuing operations before income taxes	(4,075,191)	(12,579,710)
Loss from discontinued operations net of income taxes	(7,580,839)	(1,015,584)

Provision for income tax	-	-
Net loss	$(11,656,030)	$(13,595,294)
Net (loss) per common share – basic and diluted	$(0.25)	$(0.35)
Net (loss) per common share -basic and diluted - continuing operations	$(0.09)	$(0.32)
Net (loss) per common share -basic and diluted - discontinued operations	$(0.16)	$(0.03)

Weighted average number of common shares outstanding	$46,681,672	$38,580,296

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Audited

	For the Years Ended December 31,
	2009	2008
		(as adjusted) (Note 18)

Net loss	$(11,656,030)	$(13,595,294)
Net loss from discontinued operations, net of taxes	(7,580,839)	(1,015,583)
Cash flows from operating activities:
Loss from continuing operations	(4,075,191)	(12,579,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(5,020,402)	-
Non-cash interest	7,791,100	2,485,957
Depreciation and amortization	198,871	181,134
Stock issued for professional services	867,272	1,703,459
Warrants issued for note extensions		-
Change in derivative liability	(6,379,883)	1,490,052
Stock options issued for compensation	1,909,701	-
Stock issued for compensation	345,616	-
Warrants issued for professional fees	34,618	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	21,274	(5,577)
(Increase) decrease in prepaid loan cost and other assets	(52,372)	11,573
Increase (decrease) in accounts payable	355,147	393,644
Increase (decrease) in accounts payable - related party	-	(25,448)
Increase (decrease) in other current liabilities	1,476,970	880,429
Deferred Revenue	285,881	-
Net cash used in operating activities.	$(2,241,398)	$(5,464,488)

Cash flows from investing activities:
Cash paid to purchase property, website and computer equipment	$(96,155)	$(112,310)
Net cash used in investing activities.	$(96,155)	$(112,310)

Cash flows from financing activities:
Proceeds from common stock issuance	$820,000	$721,966
Cash received from short term borrowings	1,460,000	6,213,232
Cash received from short term borrowings - related party	7,470,000	-
Cash paid on short term borrowings - related party	(1,391,667)	(25,000)
Cash paid on short term borrowings	(266,280)	(636,500)
Cash paid for financing fees	(750,000)	(422,000)
Net cash provided by financing activities.	$7,342,053	$5,851,698

Discontinued activities:
Net cash used in operating activities	(4,587,446)	(276,061)
Net cash used in investing activities	(509,935)	(10,000)
Net cash flows from assets disposed	(5,097,381)	(286,061)

Net (decrease) in cash & cash equivalents	(92,881)	(11,161)

Cash & cash equivalents, beginning balance	100,086	111,247
Cash & cash equivalents, ending balance	$7,205	$100,086

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2007	36,108,067	36,108	—	—	3,914,155	(5,028,391)	$(1,078,128)
Common stock sold - net of costs	793,986	794	—	—	719,245	—	720,039
Common stock issued in relation to debt	855,000	855	—	—	255,645	—	256,500
Common stock issued in relation to debt conversion	1,686,530	1,687	—	—	1,659,842	—	1,661,529
Common stock issued for services	918,240	918	—	—	1,686,872	—	1,687,790
Cashless stock warrant exercises	574,320	574	—	—	(574)	—	—
Stock and options issued for compensation	—	—	—	—	748,956	—	748,956
Warrants issued in connection with debt	—	—	—	—	2,883,366	—	2,883,366
Derivative on note discounts					(770,903)		(770,903)
Net loss (as adjusted)						(13,595,294)	(13,595,294)
Balance, December 31, 2008(as adjusted)	40,936,143	$40,936	0	$-	$11,096,604	$(18,623,685)	$(7,486,145)
Common stock sold - net of costs	8,025,000	8,025			811,975		820,000
Common stock issued in relation to debt conversion	6,622,740	6,623			2,871,530		2,878,153
Common stock issued for services	2,574,000	2,574			864,698		867,272
Cashless stock warrant exercises	360,950	361			(361)		-
Stock and options issued for compensation	274,500	274			345,341		345,615
Warrants issued in connection with debt extension					624,799		624,799
Warrants issued in connection with debt					3,179,489		3,179,489
Stock sold in debt pay down – officer stock					607,934		607,934
Convertible securities in excess of authorized					(4,610,000)	-	(4,610,000)
Stock options issued for compensation					1,909,702		1,909,702
Warrants issued against derivative liability					43,088		43,088
Net loss						(11,656,030)	(11,656,030)
Balance, December 31, 2009	58,793,333	$58,793	0	$-	$17,744,799	$(30,279,715)	$(12,476,123)

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Beyond Commerce, Inc., formerly known as BOOMj, Inc. (the “Company”, and “we”), is an Internet company that has two interrelated business models aimed at generating revenues primarily from Web site advertising and E-commerce transactions.  Our initial business was BOOMj.com, Inc.,  www.BOOMj.com , a niche portal and social networking site for Baby Boomers and Generation Jones.  Our BOOMj.com Web site provides social, political, financial, and lifestyle content to the Baby Boomer/Generation Jones target audience as a platform for our advertising and E-commerce businesses. Our LocalAdLink subsidiary operates a website, a local search directory and advertising network that brings local advertising to geo-targeted consumers.  On October 9, 2009, LocalAdLink Inc., a wholly-owned subsidiary of the Company sold its LocalAdLink Software (the “Software”) and all of their assets related to the Software including the rights to the name LocalAdLink, the LocalAdLink trademark, the  Web site,   www.LocalAdLink.com  , and a local search directory and advertising network that brings local advertising to geo-targeted consumers.  The Company will continue to sell advertising as it had prior to inception of Local Ad Link, Inc., however on a different scale with a greater emphasis on business to business sales.

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

History of the Company

The Company, formerly known as Reel Estate Services, Inc. (“RES”), was incorporated in Nevada on January 12, 2006.  As of December 28, 2007, RES was a public shell company, defined by the Securities and Exchange Commission as an inactive, publicly quoted company with nominal assets and liabilities. Subsequent to the Merger, RES changed its name to Boomj, Inc.

In December 2008, the Company changed its name once again from BOOMj, Inc. to Beyond Commerce, Inc. to more accurately reflect the new structure of the Company consisting at that point in time of two operating divisions: BOOMj.com dba i-SUPPLY and until its assets were sold, LocalAdLink, Inc. (see Note 18).

The Company currently maintains its corporate office in Henderson, Nevada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP) and principles of consolidations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Local Ad Link, Inc., Boomj.com and KaChing KaChing, Inc.  All significant intercompany transactions and accounts have been eliminated upon consolidation.

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

Fair Value of Financial Instruments

The carrying value of the current assets and liabilities approximate fair value due to their relatively short maturities except for certain of the short-term borrowings which are net of a $776,122 debt discount in 2009 and $2,527,945  in 2008.

Reclassifications

Certain comparative amounts from prior periods have been reclassified to conform to the current year's presentation. These changes did not affect previously reported net loss.

Segment Information

The Company’s Operations Are Classified Into three Principal Reportable Segments: Internet retail store, its e-commerce operations (BOOMj.com dba  i-SUPPLY), an e-commerce Store Licensing business KaChing KaChing, Inc. and  internet advertising (Local Ad Link)

Property, Website and Computer Equipment

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

The Company accounts for web site costs in accordance FASB Accounting Standards Codification (“FASC”). Costs associated with the web site application and infrastructure development stage are capitalized.  Amortization of costs commences once the web site is ready for its intended use which occurred when the website was launched in 2007.

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

Income Taxes

The Company will account for income taxes under FASC 740-10-30.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company follows the guidance of FASC 740-10-25 in determinating whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits.

Revenue Recognition

The Company generates its revenue from products, store licensing and advertising sold on its internet websites. The BOOMj.com store’s and i-SUPPLY’s database has available close to two million name brand products. These items include books, digital cameras, kitchen and bath items and office supplies. Revenue from Store Licenses allows members to access and display on their individual website the Company’s proprietary database I- supply.  This retail storefront environment offers easy to use, fully customizable E-commerce services, and revenue solutions for any third party website large or small, and hosts local ads, providing extensive reach for our proprietary advertising partner network platform.

Revenue is also generated from advertising products consist of web-banner advertising, which are continuous or rotating. Delivery of these profiles is based on the number of impressions of an advertisement that a customer purchases. An impression is a single instance of an Internet user viewing the page that contains a customer's name and/or logo. Revenue is recognized on such advertising programs based on the proportionate units of advertising delivered over the period of a media campaign. The Company also sold a marketing kit through their Local Ad Link division.  The kit was comprised of ten one month duration ads. The sales reps had the option to sell the ten ads as a commissionable sale or to give them away as a free promotional tool.

The Company follows FASC 605-10-S99-1 for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In connection with advertising revenue, the Company receives certain upfront fees a portion of which they defer recognition in accordance with FASB accounting guidance and SEC Staff Accounting Bulletin 104.

Corresponding revenue origination costs are accounted for under the guidance provided in SAB 104.

Revenue is recorded net of discounts, allowances, and estimated returns.

Stock Based Compensation

The Company from time to time, may issue compensatory stock options or shares to employees, consultants, and other service providers under its 2008 Equity incentive plan. In some cases, it has issued compensatory warrants to service providers outside the 2008 Equity incentive plan. The Company issues new shares of its Common stock when employees or service providers exercise options or warrants.  All equity-based compensation awarded has been determined under the fair value provisions of ASC 718. This compensation is then expensed over the vesting period of the underlying award. Additionally, for all equity-based compensation awarded prior to the adoption date, compensation for the portion of awards for which the requisite service is performed after the adoption date is recognized as service is rendered.

Stock-based compensation for awards granted to non-employees is periodically remeasured as the underlying options and warrants vest. The Company recognizes an expense for such awards throughout the performance period as the services are provided by the non-employees, based on the fair value of these options and warrants at each reporting period.

The Company estimates the fair value of stock issuances based on the closing market value of the Company’s stock on the date of grant.

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

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASC 360-10-35-21, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2009 and 2008, the Company did not recognize any impairment charges.

Employee Benefits

The Company currently offers employees vacation benefits and recently began offering a healthcare plan. During 2009, the shareholders approved the 2008 Equity Incentive Plan at the shareholder annual meeting held on July 24, 2009.

Inventories

The Company does not carry any inventory and has its vendors or distributors ship directly to the consumer based on confirmed orders provided electronically by the Company.

Valuation of Derivative Instruments

US GAAP requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants and non-employee stock-options to determine whether they should be considered a derivative liability and subject to re-measurement at their fair value. In estimating the appropriate fair value, the Company uses both binomial and Black Scholes models, depending on the complexity and terms of the specific embedded or free-standing derivative.

Fair Value Measurements

The Company applies the fair value hierarchy as established by US GAAP.  Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value as follows.

•	Level 1 – quoted prices in active markets for identical assets or liabilities.

•	Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

•	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

Management considers all of its derivative liabilities to be Level 3 liabilities.  There were no movements between levels during 2009 or 2008.  At December 31, 2009 and 2008 the Company had outstanding derivative liabilities, including those from related parties (see Notes 8, 9 and 18) of $2,606,105and $3,396,935.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted this new guidance on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions on January 1, 2009. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for us on January 1, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance related to the accounting for non-controlling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance on January 1, 2009, and it had no material impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance related to business combinations. The guidance establishes principles and requirements for how an acquirer entity recognized and measures in its financial statements the identifiable asset acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. The new guidance was effective for periods beginning after December 15, 2008. The Company has considered this standard when evaluating current and potential transactions to which it would apply.

In June 2008, the FASB issued new accounting guidance clarifying that non-forfeitable instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having the same rights to earnings as available to common shareholders. The adoption of the new guidance in first quarter 2009 did not impact reported basic and diluted earnings per share amounts because the company did not have any non-forfeitable instruments granted in share based payment transactions.

In November 2008, the FASB issued new accounting guidance on equity method investment accounting considerations. The new guidance generally continues existing practices under the equity method of accounting for investments in common stock including the use of a cost-accumulation approach to initial measurement of the investment. The new guidance does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. The new guidance is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively. We adopted the guidance effective January 1, 2009, the result of which did not have a material impact on the Company since we currently have no equity method investments.

In December 2008, the FASB issued new accounting guidance concerning disclosures about transfers of financial assets and interests in variable interest entities. The new guidance includes disclosure objectives and requires public entities to provide additional year-end and interim disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable-interest entity or qualifying special purpose entity. The new guidance is effective for the first interim period or fiscal year ending after December 15, 2008. Effective January 1, 2009, we adopted the guidance. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on fair value measurements. The new guidance impacts certain aspects of fair value measurement and related disclosures. The new guidance was effective beginning in the second quarter of 2009. The impact of adopting this new guidance did not have a material effect on the Company’s consolidated results of operations or financial position.

In May 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. We adopted this guidance upon its issuance and it is discussed in these consolidated financial statements.

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures for transfers of financial assets. This guidance will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted the guidance on January 1, 2010 and it did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued new accounting guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“ASC”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Company during the third quarter of 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on the Company’s consolidated financial statements.

In September 2009, the accounting standard regarding arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this new standard update will have on our consolidated financial statements.

In October 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

In January 2010, the FASB issued new guidance regarding improving disclosures about fair value measurements. The guidance requires new disclosures related to transfers in and out of Level 1 and Level 2 as well as activity in Level 3 fair value measurements. The guidance also provides clarification to existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our effective date for the new disclosures and clarifications is the quarter ending March 31, 2010. Our effective date for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements is January 1, 2011. When effective, we will comply with the disclosure provisions of this new guidance.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. During the year ended December 31, 2009, the Company generated a consolidated net loss of $11,656,030 (2008 - $13,595,294) and realized a negative cash flow from operating activities of $6,828,844 (2008 - $5,740,549).  At the end of 2009, there is an accumulated deficit of $30,279,715 (2008 - $18,623,685) and a working capital deficiency of $13,072,314 (2008 - $8,097,026). The Company will need to raise additional capital and/or obtain financing in the second quarter of 2010 to continue operations in 2010. In addition, on January 31, 2010 we were unable to pay our secured convertible promissory note holders the amounts due to them as the notes had matured.  Under the terms of the notes, the holders may at any time elect to notify us of the default and foreclose on essentially all of our assets.  In addition, the OmniReliant notes contain cross default provisions, such that those notes are also in default due to our being in default of the secured convertible promissory notes.  The total amount outstanding on these notes as of December 31, 2009 was $5,023,322.  These factors, and our lack of ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

NOTE 4  PROPERTY, WEBSITE  AND COMPUTER EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Office and computer equipment	$275,122	$186,614
Website	776,436	684,566
Total property, website and computer equipment	1,051,558	871,180
Less: accumulated depreciation	(517,571)	(320,366)
	$533,987	$550,814

Depreciation and amortization expense for the year ended December 31, 2009 was $255,938, compared to $182,802for the same period in 2008 of which $197,873 and $181,134 were included in operating expenses in continuing operations for the year ended Dec. 31, 2009 and 2008, respectively.

NOTE 5  OTHER ASSETS

Other current assets	2009	2008
Prepaid commissions	$294,872	$260,055
Credit Card processor retention	132,606	-
Other	91,199	46,230
TOTAL	$518,677	$306,285

Other current assets reflects the cost of commissions paid where the revenue is being deferred. This amount is to match the period expense when revenue is actually earned.  The credit card retention is cash collateral that is being held by the sundry credit card processor’s to assure compliance with the individual processor’s policies, procedures, guidelines, and/or practices.

Other assets	2009	2008
Rent Deposits	$31,763	$20,828
Credit Card Reserve	20,084	33,387
Vendor Deposit	10,357	5,852
TOTAL	$62,204	$60,067

Other assets primarily consisted of rent deposits for the Company's Nevada and Santa Ana/Irvine offices.

NOTE 6  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at December 31, 2009 and December 31, 2008:

	2009	2008
Accrued interest	508,554	388,783
Accrued interest – related party	180,720	-
Accrued commission	7,272	220,869
Accrued payroll and related expenses	523,240	399,899
Payroll tax liability	1,018,325	226,098
Checks written in excess of cash balance	121,719	-
Other	150,442	138,885
Other – related party	70,666	-
Total other current liabilities	$2,580,938	$1,374,534

NOTE 7  SHORT TERM BORROWINGS

	12/31/2009	12/31/2008
Note payable to Carole Harder bearing an annual interest rate of 12%, unsecured, due 1/31/10*	$190,000	$140,000
Convertible Promissory Notes, bearing an annual interest rate of 12%, secured, due 1/31/10*	2,210,000	4,280,000
Convertible Promissory Notes, bearing an annual interest rate of 18%, secured, due 5/16/10	1,333,333	-
Convertible Promissory Notes due 9/9/2010 (original note principle $641,663 and original discount of $98,145)**	141,663	-
Convertible Promissory Notes due 9/7/2010 (original note discount of $41,665)**	291,665	-
Convertible Promissory Notes due 9/7/2010 (original note discount of $11,666)**	116,666	-
Convertible Promissory Notes due 9/7/2010 (original note discount of $53,332)**	373,332	-
Convertible Promissory Notes due 9/7/2010 (original note discount of $99,996)**	699,996	-
Sundry Bridge Notes, bearing an annual interest rate 12%, unsecured, due - 1/31/2010*	1,000,000	508,500
Total principal	$6,356,655	$4,928,500
Less unamortized debt discount	(776,122)	(2,527,945)
Net balance	$5,580,533	$2,400,555

The above notes listed as Convertible Promissory Note Holders, except for $1,333,333, have a lien on all the assets of the Company.   * The above notes with maturity dates on January 31, 2010 are in default as of the date of these financial statements for failure to pay the principal and accrued interest at Maturity. ** The above Convertible Preferred Promissory Notes due OmniReliant Holdings with maturity dates ranging from September 7, 2010 through September 9, 2010 are also in default under cross-default provisions contained in those agreements.

On March 21, 2008 the Company issued a 12% Convertible Note to Carole Harder, an accredited investor in exchange for $140,000 originally due March 20, 2009. In connection with the note, the Company issued to the investor a five-year warrant to purchase 200,000 shares of our common stock exercisable at $0.93 per share. This warrant was valued using the Black–Scholes method at $0.136 per share, resulting in a total value of $27,288 assuming a fair value per share of $0.30, risk-free interest rate of 2.50% and 83% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $1.00 per share. We allocated the proceeds from the issuance of this note and the warrants based on the relative fair value for each item. Consequently, we recorded a discount of $22,837 on the note, which is being amortized over the term of the note using the effective interest method resulting in an effective interest rate of approximately 25%.  The maturity date of this note has been extended until January 31, 2010.  The company is currently in technical default on this note.

On December 28, 2007, RES raised $500,000 in a private offering to accredited investors of its 12% Secured Convertible one-year promissory notes. These notes have a voluntary conversion feature to convert into a unit from a contemplated offering, each unit comprised of (i) one share of stock at $0.70 per unit and (ii) one warrant to purchase one share of common stock at an exercise price of $0.93 per share. In addition, on December 28, 2007, the Company issued warrants to the placement agent as financing fees to purchase 71,429 shares of its common stock at an exercise price of $0.93 per share.  The warrant vested immediately and expires in five years. It was valued by the Company at $12,853. Additional promissory notes in conjunction with this same offering were sold by the Company on January 25, 2008 and February 8, 2008 for $1,230,000 and $550,000, respectively. The promissory notes were scheduled to mature on March 31, 2009 which was extended until January 31, 2010.  The company is currently in technical default of this note. The purchasers of the December 28, 2007, January and February 2008 promissory notes also received warrants to purchase 3,257,143 shares of our common stock exercisable at $0.93 per share expiring in 2013, which was valued using the Black–Scholes method at $0.177 per share. This resulted in a total value of $577,769 assuming a fair value per share of $0.30, risk-free interest rate range of 3.25% to 5.25% based on the note issuance and 100% volatility index. Consequently, we recorded a discount of $460,952 on the notes, which is being amortized over the term of these notes using the effective interest method with an effective interest rate between 26% and 27%. In addition, on January 25, 2008 and February 8, 2008, the Company issued warrants to the placement agent as financing fees to purchase 175,714 and 78,571 respectively, shares of its common stock at an exercise price of $0.93 per share.  The warrant vested immediately and expires in five years. These warrants were valued by the Company at $44,882. The Company has also granted, to these investors, a security interest in all its assets.

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

In 2008, the Company recorded $316,127 of interest expense related to the amortization of the discounts and an additional interest expense of $108,208 which was for the stated interest rate on these notes.  The notes were fully amortized as of 9/30/09. For the twelve months ended December 31, 2009, we recorded interest expense of approximately $1,725,000 related to amortization of the discounts. We also recorded an additional interest expense of $148,149 in 2009, which was for the stated interest rate on these notes.

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

Because of these provisions, the Company determined that the conversion feature was not clearly and closely related to the Note host contract and under the FASB accounting guidance it has bifurcated the conversion feature.  Because the conversion feature is not considered to be conventional convertible and note holders have the ability to demand cash settlement of the conversion feature, the amount recorded has been shown as a liability at December 31, 2009 of approximately $161,000.  Under the requirements of FASB accounting guidance, the Company has remeasured the fair value of the conversion feature at each reporting period after inception, with those changes in fair value being recorded in the statement of operations.

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

Because of these provisions, the Company in 2008 determined that the provisions within the warrants that could result in the issuance of a variable number of shares preclude amounts ascribed to the warrants from being included in permanent equity so long as those provisions are outstanding.  Under the guidance of Accounting Series Release (“ASR”) 268 and Topic D-98 the Company recorded the amounts for the warrants under Temporary Equity as of December 31, 2008.  The Company believes as of the issuance date and the date of these financial statements that the provisions which would trigger the reset to be remote and thus has not remeasured the warrants after the date of issuance.  Should the trigger events become probable, the Company will remeasure the warrants and any changes will be reported in expense at that time. Both the Notes and Warrants also contained standard anti-dilution provisions.  In 2009, in accordance with FASB guidance, the company reclassified the value of the warrants from Temporary Equity in to the derivative liability (See footnote 18).

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

In October 2008 the Company issued detachable warrants along with a note agreement with an exercise price of $0.70 per share.  This issuance triggered the reset provision contained within the warrants above such that the warrant exercise price reset to $0.70 from $0.93 and the number of shares exercisable increased to 3,843,364 from 2,892,858.  The Company recorded an additional discount of $118,000 in 2008 which is being amortized using the effective interest method

On May 29, 2008, one of the note-holders from the January 2008 investment converted a $25,000 note including accrued interest of $1,028 into 37,182 shares of the Company’s common stock.

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

During the third quarter ended September 30, 2008, the Company issued short term (ninety-day) unsecured, 12% promissory notes to four accredited investors for a total of $170,000.  Along with these notes, the Company issued warrants to note holders to purchase 57,500 shares of common stock exercisable at $0.70 per share expiring in 2013, which was valued using the Black–Scholes method at $0.39 per share. This resulted in a Black–Scholes value of $32,000 using a market price per share of $1.00, risk-free interest rate of 3.32% and a 100% volatility index. Consequently, the Company recorded a discount of $64,857 on the notes, based on the relative fair value of the warrants, which is being amortized over the term of these notes. These notes also contain a conversion feature in which the holder may convert their respective principal and accrued interest into shares of the Company’s common stock at $1.00 per share. During the fiscal quarter ended September 30, 2008; $90,000 of principal from the notes were converted into 90,000 shares of common stock and accrued interest of $770 was converted into 770 shares of common stock.

In the fourth quarter of 2008, the company raised $450,000 in a private offering from accredited investors. The securities sold by the Company consisted of its 12% secured convertible promissory notes and warrants to purchase 450,000 shares of the Company’s common stock , at an exercise price ranging between $0.70 and $1.00.  The warrants were valued using the Black–Scholes method. This resulted in a total value of $203,966 assuming a fair value per share of $1.00, risk-free interest rates ranging from 2.06% to 2.75% based on the note issuance and 100% volatility index.  Under  FASB accounting guidance, we allocated the proceeds from issuance of these notes and warrants based on the proportional fair value for each item.  Consequently, we recorded a discount of $209,966 which is being amortized over the term of these notes using the effective interest rate ranging from 3.815% to 5.329%.  A beneficial conversion discount was also recorded on these convertible notes since these notes were convertible into shares of common stock at an effective conversion price lower than the fair value of the common stock.  The beneficial conversion amount was limited to the portion of the cash proceeds allocated to those convertible notes.

On October 22, 2008 the company received $25,000 from an accredited investor as a 90 day zero coupon note in which $30,000 was due in January 2009. Payments on the $30,000 note through March 31, 2009 were $16,500 and the balance was paid  in full during April 2009.

In January and February 2009 the Company raised $160,000 in a private offering from accredited investors. The securities sold by the Company consisted of its 12% secured convertible promissory notes and warrants to purchase 160,000 shares of the Company’s common stock, respectively at an exercise price of $1.00. The warrants were valued using the Black–Scholes method. This resulted in a total value of $117,885 assuming a fair value per share of $1.00, risk-free interest rates ranging of 1.50% to 1.74% respectively, based on the note issuance and 100% volatility index.  Under FASB guidance, we allocated the proceeds from issuance of these notes and warrants based on the proportional fair value for each item.  Consequently, we recorded a discount of $131,894 which is being amortized over the term of these notes using an effective periodic interest rate of between 46 and 63,146%. A beneficial conversion discount was recorded on these convertible notes since these notes were convertible into shares of common stock at an effective conversion price lower than the fair value of the common stock.  The beneficial conversion amount was limited to the portion of the cash proceeds allocated to those convertible notes.

In the first quarter of 2009, three of our 12% convertible note holders converted their notes of $205,000, into shares of common stock at a conversion rate of $0.70.  This resulted in an issuance of 292,858 shares of common stock.  In addition the three note holders also converted their accumulated interest on their respective notes into shares of the Company’s common stock at a conversion rate of $0.70.  The total interest converted was $23,627 and converted into 33,752 of the Company’s common shares.

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

On April 9, 2009,  the Company entered into a financing transaction with OmniReliant Holdings, Inc. (“Omni”) pursuant to a purchase agreement whereby it sold to Omni a convertible original issue discount promissory note in the principal amount of $550,000 (the “First Note”), with the Company receiving proceeds of $500,000.  The First Note is convertible at any time at the option of Omni at a conversion price of $1.00 and is due on May 9, 2009.  Omni also received warrants to purchase up to 500,000 shares of the Company’s Common Stock with an exercise price of $1.00. There was a reset provision associated with the note in regards to subsequent equity sales affecting the note and warrants.  Based on subsequent financing transactions in, October  2009 the exercise price of the warrants and the conversion price of the debt was reset to $0.10.  In accordance with FASB accounting guidance related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative by recognizing an additional liability for the fair value assigned to those derivative features of approximately $92,000.  The value of this derivative at December 31, 2009 was approximately $21,000. The change in the derivative was reported in the statement of operations for the year ended December 31, 2009.  The company also recorded a discount on this note of approximately $216,000 related to the value of the note conversion feature to be amortized over the term of the note.  Since this note was paid off on May 7, 2009, the discount related to the conversion feature was expensed and the derivative related to the note was removed during the quarter ended June 30, 2009.

During April 2009, eight of our note holders converted the principal and interest of their convertible promissory notes into shares of the Company common stock at a conversion rate of $0.70 per share.  Total principal converted was $665,000, which was converted into 950,000 of the Company common shares.  Total accrued interest of $77,405 was converted into 110,590 of the Company common shares.

On May 1, 2009, the Company issued a 120 day promissory note at 12% interest to an accredited investor for $800,000.  As a condition of the note, the company issued the lender 400,000 warrants to purchase the Company's common shares at a price of $1.00 per share. The warrants were valued using the Black–Scholes method. This resulted in a total value of $363,965, assuming a fair value per share of $1.00, risk-free interest rate of 1.98% and, based on the note issuance and 100% volatility index.  Under FASB accounting guidance, we allocated the proceeds from issuance of this note and warrants based on the proportional fair value for each item.  The relative fair value of the warrant was $250,160.  A beneficial conversion discount was recorded on the convertible note since the note is convertible into shares of common stock at an effective conversion price lower than the fair value of the common stock. Consequently, we recorded a total discount of $772,160 which is being amortized over the term of these notes using an effective periodic interest rate of 436%.  The note was extended on July 15, 2009 in return for monthly cash interest payments with the maturity date being moved to January 28, 2010. The broker received a cash fee of $80,000

On May 7, 2009 one of our note holders converted the principal and interest of their convertible promissory note into shares of the Company common stock at a conversion rate of $1.00 per share. Total principal converted was $100,000, which was converted into 100,000 shares of the Company common stock.  Total accrued interest converted was $4,000 into 4,000 of the Company common shares.

On May 20, 2009, the Company executed a convertible promissory note (the “Note”) in the principal amount of $1,600,000 payable to Linlithgow Holdings, LLC (“Linlithgow”).  Pursuant to the Note, the Company promises to pay to Linlithgow $1,600,000 in cash on November 20, 2009. The Note is convertible at any time at a conversion price of $1.00 per share which was reset to $0.70 due to a subsequent offering.  The Note bears an initial interest rate of 1.5% for the first month and increases by 1.5% per month until maturity. After the maturity date, the default rate of interest becomes 18% per month or the highest rate allowed by law, whichever is lower, until the date the Note amount is actually paid. Further, as part of the consideration provided to the Holder for the Note, the Holder also received a warrant for the purchase of up to 1,782,000 shares of the Company’s common stock at an exercise price of $0.90 per share. Due to subsequent issuances of stock at amounts less than $0.70 per share in October 2009,  the exercise price of these warrants has been adjusted to $0.10. In accordance with FASB guidance, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $618,000 at inception of the agreement.  At December 31, 2009 the value of the derivative was approximately $1,167,000.  The change in the derivative was reported in the statement of operations for the year ended December 31, 2009.  The company recorded the discount on this note of approximately $465,000 related to the value of the warrants and derivative liability to be amortized over the term of the note at an effective rate of approximately 50%.  Additionally, the warrants issued as costs of this financing were valued at approximately $1,125,000 and are being amortized over the term of the note.  The broker also received a cash fee of $120,000 from the proceeds of this note.  In October 2009, the maturity date of this note was extended to May 16, 2010 in exchange for the Company issuing 6,400,000 warrants with an exercise price of $0.10.  The company valued these warrants using the Black-Scholes method at approximately $509,000 and is amortizing them over the extended term of the note using the effective interest method.

During May 2009, seven of our note holders converted the principal and interest of their convertible promissory notes into shares of the Company common stock at a conversion rate of $.70 per share.  Total principal converted was $820,000, which was converted into 1,171,430 of the Company common shares.  Total accrued interest of $95,773 was converted into 136,830 of the Company common shares.

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

The St. George Note was secured by an aggregate of 4,020,000 shares of the Company’s common stock pledged by affiliates of the Company, pursuant to stock pledge agreements entered into by the affiliates in favor of St. George, including 2,020,000 shares pledged by Mark Noffke, the Company’s chief financial officer. Pursuant to the pledge agreement entered into by Mr. Noffke, shares pledged by Mr. Noffke could be transferred to St. George and sold in full satisfaction of the Company’s obligations under the Note.

Subsequently, the Company and St. George Investments, LLC, entered into an agreement dated July 30, 2009 (the “Agreement”) pursuant to which the Company would satisfy the remaining outstanding balance of $420,593.40 on its Series 2009 Secured Convertible Original Issue Discount Note, due June 15, 2010, issued to St. George (the “Note”).  Pursuant to the Agreement, the Company was to make the following payments (the “Scheduled Payments”) on the Note:  (i) $100,000 paid on July 30, 2009, (ii) $50,000 was to be paid by August 6, 2009, (iii) 50,000 was to be paid by August 13, 2009, (iv) $50,000 was to be paid by August 20, 2009, (v) $50,000 shall be paid by August 27, 2009, (vi) $50,000 was to be paid on or before September  3, 2009, (vii) $50,000 was to be paid on or before September 10, 2009 and (viii) $20,995.40 was to be paid on or before September 17, 2009.  The Company settled the first two payments of the Agreement.  In addition, when the note was deemed in default, St. George took collateral and monetized it towards payment of the note.  Provided the Scheduled Payments continued to be made in accordance with the Agreement, the Note would be deemed paid in full and St. George would return the remaining 3,015,424 shares of the Company’s common stock not previously monetized which had been pledged as security for repayment of the Note, and would not hold any other shares pledged in connection with the Note.  The August payments were not made and St. George monetized 1,988,592 of the 2,020,000 shares pledged by Mark Noffke for full payment of the note. The average sale price of these shares range from $0.70 to $0.16 over a three month period ending September 9, 2009 when the Company paid St. George $95,000 to pay off the balance of the note.

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

This Note is convertible at any time at a conversion price of $0.70 per share. In addition, the Company gave the lender 700,000 and the broker 121,714 warrants to purchase the Company stock, respectively, both with an exercise price of $0.70. In accordance with FASB guidance, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $24,000 at inception of the agreement.  At December 31, 2009 the value of the derivative was approximately $29,000.  The change in the derivative was reported in the statement of operations for the year ended December 31, 2009.  The company recorded a discount on this note of approximately $175,000 related to the value of the warrants and derivative liabilities to be amortized over the term of the note at an effective rate of approximately 72%.  Additionally, the warrants and related derivative liability issued as costs of this financing were valued at approximately $25,000 and are being amortized over the term of the note. The Broker received a cash payment of $40,000 from the proceeds of the note. The note was paid in full on July 20, 2009.  The exercise price of the warrants was reduced to $0.10 as a result of subsequent stock issuances in October 2009.

On June 29, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Omni. Additionally, on July 2, 2009, the Company and Omni entered into an amended and restated Securities Purchase Agreement (the Purchase Agreement as amended and restated is referred to herein as the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement, Omni agreed to purchase up to $3,500,000 in principal amount of the Company’s Original Issue Discount Secured Convertible Debentures (the “Debentures”) for a purchase price of up to $3,000,000.  As part of this Agreement 5,000,000 shares of the Company’s Common Stock held by Linlithgow Holdings, LLC was pledged as collateral. .  Under the terms of the Securities Purchase Agreement, Omni agreed to not engage in any short sales of the Company’s common stock, as defined in Rule 200 of Regulation SHO under the Exchange Act, except to facilitate the transactions contemplated within the Securities Purchase Agreement, until such time as the transaction was consummated and disclosed to the public.  After such time, the Securities Purchase Agreement specifically states that Omni would make no such warranty or covenant that it would not engage in short sales.

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

Beginning six months from the original issue date of the  Debentures, on the 1st of each month (the “Monthly Redemption Date”) the Company was required to redeem the Monthly Redemption Amount ($97,221.66 for each $583,330 Debenture, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the Holder under the Debenture). The Monthly Redemption Amount payable on each Monthly Redemption Date was to be paid in cash at a rate of 110% of the Monthly Redemption Amount or upon 30 trading days’ notice the Company may in lieu of cash pay all or part of the Monthly Redemption Amount in conversion shares.

Payment of the Debentures issued to Omni is secured pursuant to a security interest and pledge agreement (the “Security Interest and Pledge Agreement”) whereby, on June 29, 2009, Linlithgow Holdings LLC pledged 2,500,000 shares of BYOC common stock.  On July 2, 2009, the Company and Omni amended the Security Interest and Pledge Agreement so that additional pledgors could pledge their respective unpledged shares of BYOC Common Stock (the Security Interest and Pledge Agreement, as amended and restated, is referred to herein as the “Security Interest and Pledge Agreement”).  Pursuant to the terms of the Security Interest and Pledge Agreement, Linlithgow Holdings, LLC pledged an additional 3,982,000 shares of BYOC Common Stock, Wendy Borow-Johnson, the President of Brand Management pledged 480,000 shares BYOC Common Stock, and Robert McNulty, the Chief Executive Officer of the Company, pledged 505,000 shares of BYOC Common Stock. .  The Debenture was extinguished as part of the proceeds from the sale of LocalAdLink assets to Omni in October 2009 (see Note 16).

On June 29, 2009, the Company issued Omni the first Debenture in the amount of $583,330 and received gross proceeds of $500,000. There is a reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 2,499,986 and the broker 266,669 warrants to purchase the Company’s common stock at a price of $0.70, respectively. In accordance with FASB guidance, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative  by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $74,000 at inception of the agreement.  At December 31, 2009 the value of the derivative was approximately $7,700.  The change in the fair value of the derivative was reported in the statement of operations for the year ended December 31, 2009.  The company recorded a discount on this note of approximately $298,000 related to the value of the warrants and derivative liability to be amortized over the term of the note at an effective rate of approximately 96%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $65,000 and are being amortized over the term of the note.  The Company also paid the broker a $40,000 cash fee.  The Debenture and warrants were extinguished as part of the proceeds from the sale of LocalAdLink assets to Omni in October 2009 (see Note 16).

Also, during June 2009, three of our note holders converted the principal and interest of their convertible promissory notes into shares of the Company common stock at a conversion rate of $.70 per share.  Total principal converted was $210,000, which was converted into 300,010 of the Company common shares.  Total accrued interest of $22,507 was converted into 32,160 of the Company common shares.

On July 2, 2009, the Company issued Omni the second Debenture in the amount of $583,350 and received gross proceeds of $500,000. There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 2,499,986 and the broker 266,669 warrants to purchase the Company’s common stock at a price of $0.70, respectively. In accordance with FASB guidance, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative by recognizing an additional liability for the fair value assigned to those derivative features of approximately $46,000 at inception of the agreement.  At December 31, 2009 the value of the derivative was approximately $7,700.  The change in the derivative was reported in the statement of operations for the year ended December 31, 2009.  The company recorded a discount on this note of approximately $325,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 92%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $51,000 and are being amortized over the term of the note.  The Company also paid the broker a $40,000 cash fee.  The Debenture and warrants were extinguished as part of the proceeds from the sale of LocalAdLink assets to Omni in October 2009 (see Note 16)

On July 10, 2009, the Company issued Omni the third Debenture in the amount of $583,330 and received gross proceeds of $500,000. These notes begin to mature six months from the issuance date at one sixth the face value of the note being paid over the next six month period.There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 2,499,986 and the broker 266,669 warrants to purchase the Company’s common stock at a price of $0.70. In accordance with FASB guidance, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $46,000 at inception of the agreement.  At December 31, 2009 the value of the derivative was approximately $7,700.  The change in the derivative was reported in the statement of operations for the year ended December 31, 2009.  The company recorded a discount on this note of approximately $319,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 88%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $49,000 and are being amortized over the term of the note.  The Company also paid the broker a $40,000 cash fee.  The Debenture and warrants were extinguished as part of the proceeds from the sale of LocalAdLink assets to Omni in October 2009 (see Note 16).

On July 21, 2009, the Company issued Omni the fourth Debenture in the amount of $1,750,010 and received gross proceeds of $1,500,000. These notes begin to mature six months from the issuance date at one sixth the face value of the note being paid over the next six month period.  There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 7,500,042 and the broker 800,001 warrants to purchase the company common stock at a price of $0.70. In accordance with FASB guidance related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative - by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $112,000 at inception of the agreement.  At December 31, 2009 the value of the derivative was approximately $23,100.  The change in the derivative was reported in the statement of operations for the year ended December 31, 2009.  The company recorded a discount on this note of approximately $853,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 72%.  Additionally, the warrants issued and related derivative liability as  costs of this financing were valued at approximately $112,000 and are being amortized over the term of the note.  The Company also paid the broker a $120,000 cash fee.  The Debenture and warrants were extinguished as part of the proceeds from the sale of LocalAdLink assets to Omni in October 2009 (see Note 16).

On July 21, 2009, the Company paid Omni  in full an OID promissory note dated June16, 2009 in the amount of $575,000. Also on this date, the Company paid on behalf of Linlithgow Holdings, Inc, a payment due Debt Opportunity Fund which resulted in a reduction in the amount due Linlithgow under the May 20, 2009 Convertible Promissory Note in the amount of $266,667 on a promissory note dated 5/20/09.

On July 29, 2009, the Company issued Omni the fifth Debenture in the amount of $641,663 and received gross proceeds of $550,000. These notes begin to mature six months from the issuance date at one sixth the face value of the note being paid over the next six month period.  There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 2,777,764 and the broker 293,333 warrants to purchase the Company’s common stock at a price of $0.70, respectively. In accordance with FASB guidance related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a - by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $43,000 at inception of the agreement.  At December 31, 2009 the value of the derivative was approximately $319,000.  The change in the derivative was reported in the statement of operations for the period ended December 31, 2009.  The company recorded a discount on this note of approximately $324,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 76%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $44,000 and are being amortized over the term of the note.  The Company also paid the broker a $44,000 cash fee. The Debenture was partially surrendered in the amount of $500,000 and warrants for 571,037 shares of our common stock were also surrendered as part of the proceeds from the sale of LocalAdLink, and the remainder was modified by Omni in October 2009 (see Note 16). The exercise price of the warrants and conversion price of the convertible notes, for the portion that remained outstanding after the LocalAdLink transaction, was reduced to $0.10 as a result of subsequent stock issuances in October 2009.

On August 4, 2009, one of our 12% convertible note holders converted their note of $100,000 into shares of common stock at a conversion rate of $0.35. This resulted in an issuance of 285,710 shares of common stock.  In addition the note holder also converted their accumulated interest on their note into shares of the Company’s common stock at a conversion rate of $0.35.  The total interest converted was $18,567 and converted into 53,050 of the Company’s common shares.

On August 11, 2009 the Company issued Omni the sixth Debenture in the amount of $291,665 and received gross proceeds of $250,000. These notes begin to mature six months from the issuance date at one sixth the face value of the note being paid over the next six month period.  There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control. In addition for the receipt of funds, the company issued the lender 1,250,000 and the broker 133,333 warrants to purchase the Company’s common stock at a price of $0.70, respectively. In accordance with FASB guidance, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $19,000 at inception of the agreement.  At December 31, 2009 the value of the derivative was approximately $3,850.  The change in the derivative was reported in the statement of operations for the year ended December 312009.  The company recorded a discount on this note of approximately $142,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 56%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $19,000 and are being amortized over the term of the note.  The Company also paid the broker a $20,000 cash fee.  In connection with the sale of the assets of Local Ad Link, this Debenture was modified, see Note 16. The conversion price of the convertible note and the exercise price of the warrants was reduced to $0.10 as a result of subsequent stock issuances in October 2009.

On August 20, 2009, the Company issued Omni the seventh Debenture in the amount of $116,666 and received gross proceeds of $100,000. These notes begin to mature six months from the issuance date at one sixth the face value of the note being paid over the next six month period.  There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 500,000and the broker 53,333 warrants to purchase the Company’s common stock at a price of $0.70, respectively.

In accordance with FASB guidance, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $3,000 at inception of the agreement.  At December 31, 2009 the value of the derivative was approximately $21,000.  The change in the derivative was reported in the statement of operations for the year ended December 31, 2009.  The company recorded a discount on this note of approximately $43,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 40%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $5,000 and are being amortized over the term of the note.  In connection with the sale of the assets of Local Ad Link, this Debenture was modified, and the conversion price of the debenture and exercise price of the warrants was reduced to $0.10 per share see Note 16.

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

In accordance with FASB guidance, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $10,000 at inception of the agreement.  At December 31, 2009 the value of the derivative was approximately$66,500.  The change in the derivative was reported in the statement of operations for the year ended December31, 2009.  The company recorded a discount on this note of approximately $138,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 40%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $13,000 and are being amortized over the term of the note.  In connection with the sale of the assets of Local Ad Link, this Debenture was modified, and the conversion price of the debenture and exercise price of the warrants was reduced to $0.10 per share see Note 16.

On September 3, 2009 the Company issued Omni the ninth Debenture in the amount of $699,996 and received gross proceeds of $600,000. There is reset provision associated with the note in regards to the payment date.  Additionally, there is a provision in the agreement, whereby, if there is a change in control of the Company, the holder has the right to accelerate payment which is based off a formula which could result in a payment greater than the principal and interest amount owing before the change of control.  In addition for the receipt of funds, the company issued the lender 3,000,000 and the broker 266,669 warrants to purchase the Company’s common stock at a price of $0.70, respectively. In accordance with FASB guidance, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $22,000 at inception of the agreement.  At December 31, 2009 the value of the derivative was approximately $125,000.  The change in the derivative was reported in the statement of operations for the year ended December 31, 2009.  The company recorded a discount on this note of approximately $275,000 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 40%.  Additionally, the warrants issued and related derivative liability as costs of this financing were valued at approximately $23,000 and are being amortized over the term of the note.  The Company also paid the broker a $40,000 cash fee.  In accordance with the sale of the assets of Local Ad Link, this Debenture was modified, and the conversion price of the debenture and exercise price of the warrants was reduced to $0.10 per share see Note 16.

The Company recorded and $1,042,241 and $637,854 as interest expense on the above notes for the twelve month period ended December 31, 2009 and 2008, respectively. Also, included in interest expense is the amortization of $8,136,833 and $2,446,939 of loan origination fees and discounts associated with these notes for the year ended 2009 and 2008 respectively.

In the third and forth quarter of 2009, we offered to holders of our then outstanding convertible notes originally issued in 2007 and 2008, reductions in their conversion prices to induce conversion of their notes.  The inducements ranged from reductions of the conversion price of the notes to between $0.35 to $0.10.  Note holders with principal amount of $400,000 of convertible notes and accrued interest of approximately $34,000 accepted the inducement and surrendered their notes and received 3,491,127 shares of our common stock.  The Company recorded additional expense for the extra shares issued as a result of the inducement in the amount of $221,037.

NOTE 8  COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

As of December 31, 2009 our authorized capital stock consisted of 200,000,000 shares of common stock, par value $.001 per share. As of December 31, 2009, there were 58,793,311 issued and outstanding shares of common stock. The Company issued 17,857,168 shares of common stock during the twelve month period ended December 31, 2009.

Holders of common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law, the holders of our common stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy.  A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

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

During 2008 the Company issued 535,715 shares of the Company’s common stock, to one of its service providers of technical and administrative assistance for the Company’s e-commerce platform, in settlement of a liability incurred during 2008.  The Company agreed - to settle the liability at $.70 per share.  However, in accordance with generally accepted accounting principles, since the trading price of the common stock on the date of settlement was $3.21 per share, the Company recorded an additional expense of $268,929 in 2008.

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

On October 9, 2008 the Company issued 5,000 shares of common stock to a vendor for computer software services valued at the trading price of the common stock on the date of the transactions.

During October 2008 the Company sold to five different investors, an aggregate of 155,000 shares of its common stock for $155,000. As part of these transactions, warrants were issued to the investors to purchase an additional 77,500 shares of common stock at $0.70 per share.

On October 22, 2008 $25,000 of principal from the short term convertible notes was converted into 25,000 shares of common stock and the related accrued interest of $904 was also converted into 904 shares of common stock.

In December 2008 the Company sold to four different investors, an aggregate of 25,000 shares of its common stock for $25,000. As part of these transactions, warrants were issued to the investors to purchase an additional 25,000 shares of common stock at $1.00 per share.

On January 5, 2009, we issued 1,000 shares of common stock to an individual for services rendered with setting up our debit card program used for paying our sales representatives valued at $1.00 per share

On January 12, 2009 we issued 25,000 shares of common stock for cash at $0.80 per share to an accredited investor.

In January 2009, we issued 10,000 shares of our common stock for services provided as a commission for assisting the Company with fund raising. The shares were valued at $1.00 per share.

On February 11, 2009, we issued 52,000 shares of our common stock for services rendered in connection with our convertible bridge loans procured during the fourth quarter 2008. -These shares were valued at $1.00 per share.

On February 18, 2009, we issued 5,000 shares of stock as compensation to an employee with a value of $1.00 per share.

On April 6, 2009 three individual warrant holders exercised the cashless option and converted warrants for 571,429, 142,857 and 86,786 shares of our common stock into 189,086, 47,276 and 48,504 of the Company’s common stock, respectively.

On April 14 and April 24, 2009 two individual warrant holders exercised the cashless option and converted warrants for 97,714 and 40,400 shares of our common stock into 36,160 and 39,920 shares of Company’s common stock, respectively.

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

On June 25, 2009, the Company issued 2500 unrestricted shares of common stock and 7,000 shares of restricted common stock in lieu of $9,500 of cash commissions earned by 2 different independent sales representatives.

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

On October 1, 2009, the Company issued 1,000,000 shares of the Company’s unrestricted common stock valued at $140,000 for professional services received.

During October 2009, the company sold 8,000,000 shares of common stock for $800,000 to Zurvita Holdings, Inc., a related party, as part of the sale of Local Ad Link assets.

On October 9, 2009 (the “First Closing Date”), the Company entered into a Securities Purchase Agreement (the “ Purchase Agreement”) with Zurvita Holdings Inc. (“Zurvita”), pursuant to which the Zurvita agreed to purchase an aggregate of 8,000,000 shares of common stock of the Company at a price per share of $0.10 for aggregate consideration of $800,000.  The closing of the transaction was subject to certain conditions, including but not limited to, the acquisition of certain software assets the Company by Omni (as described more fully above) and the Zurvita’s entry into a license agreement with Omni covering such software (see Note 16).

Pursuant to the terms of the Purchase Agreement, on the First Closing Date, the Zurvita purchased 3,000,000 shares of common stock.  In addition, Zurvita agreed to purchase an additional 2,000,000 shares on the date on which Zurvita was able to sell ads (the “Second Closing Date”). Zurvita agreed to acquire 1,000,000 shares on October 23, 2009 (the “Third Closing Date”) and 2,000,000 shares on the date on which the entire sales, operational and technical transition has taken place allowing Omni and Zurvita to operate independently on their own platform, which occurred November 1, 2009

During the twelve months ended December 31, 2009, the Company had 31 of our 12% convertible notes converted into shares of our common stock by 30 individual note holders as follows:

NOTE CONVERSION SCHEDULE
Conversion Date	Amount Converted	Shares	Interest	Shares	Conversion Rate	Original Note Date

QTR 1
1/30/2009	$50,000	71,429	$6,283	8,976	0.70	12/28/2007
2/25/2009	105,000	150,000	13,727	19,609	0.70	12/28/2007
3/9/2009	50,000	71,429	3,617	5,167	0.70	7/17/2008
Q1 TOTAL	$205,000	292,858	$23,627	33,752

QTR 2
4/6/2009	$75,000	107,143	$6,775	9,679	0.70	7/7/2008
4/6/2009	200,000	285,714	17,533	25,048	0.70	7/15/2008
4/6/2009	100,000	142,857	8,833	12,619	0.70	7/15/2008
4/20/2009	50,000	71,429	7,983	11,405	0.70	12/28/2007
4/27/2009	50,000	71,429	7,366	10,905	0.70	1/25/2008
4/27/2009	100,000	142,857	15,267	21,810	0.70	1/25/2008
4/6/2009	5,000	7,143	728	1,040	0.70	1/25/2008
4/17/2009	5,000	7,143	747	1,067	0.70	1/25/2008
4/22/2009	5,000	7,143	755	1,079	0.70	1/25/2008
4/6/2009	25,000	35,714	3,642	5,202	0.70	1/25/2008
4/17/2009	25,000	35,714	3,733	5,333	0.70	1/25/2008
4/22/2009	25,000	35,714	3,775	5,393	0.70	1/25/2008
5/6/2009	10,000	14,286	1,557	2,224	0.70	1/25/2008
5/6/2009	50,000	71,429	7,783	11,119	0.70	1/25/2008
5/1/2009	300,000	428,571	29,600	42,286	0.70	7/7/2008
5/6/2009	200,000	285,714	20,200	28,857	0.70	7/7/2008
5/6/2009	200,000	285,714	31,133	44,476	0.70	1/25/2008
5/7/2009	30,000	42,857	2,750	3,929	0.70	8/5/2008
5/7/2009	30,000	42,857	2,750	3,929	0.70	8/5/2008
5/7/2009	100,000	100,000	4,000	4,000	1.00	1/7/2009
5/19/2009	100,000	142,857	9,567	13,667	0.70	8/5/2008
6/10/2009	10,000	14,286	1,673	2,390	0.70	1/25/2008
6/12/2009	100,000	142,857	11,267	16,095	0.70	7/7/2008
Q2 Total	$1,795,000	2,521,428	$199,417	283,552
QTR 3
8/4/2009	$100,000	285,714	$18,567	53,048	0.35	1/25/2008
Q3 Total	$100,000	285,714	$$18,567	53,048

QTR 4
10/21/2009	$30,000	300,000	-	-	0.10	11/8/2008
10/22/2009	$70,000	700,000	$15,237	152,370	0.10	12/8/2007
11/11/2009	$100,000	1,000,000	-	-	0.10	11/17/2008
12/16/2009	$100,000	1,000,000	-	-	0.10	12/4/2008
Q4 Total	$300,000	3,000,000	$15,237	152,370

2009 Total	$2,400,000	6,100,000	$256,848	522,722

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants:

	Outstanding		Transferred/		Outstanding
Exercise Price	December 31, 2008	Issued in 2009	Exercised		December 31, 2009
$0.01	153,920	—	(40,400)		113,520	(1)
$0.10	-	109,008,215	—		109,008,215
$0.30	30,300	—	—		30,300
$0.50	101,000	—	—		101,000	(1)
$0.70	5,087,484	29,135,985	(32,979,353	)(2)	1,244,116
$0.90	-	1,782,000	(1,782,000)		-
$0.93	4,026,646	-	(898,786)		3,127,860
$1.00	503,247	2,779,999	(540,000)		2,743,246
$2.40	132,310	—	—		132,310	(1)
	10,034,907	142,706,199	(36,240,539)		116,500,567

(1)
The chart above includes in the outstanding December 31, 2007 balance warrants to purchase BOOMj.com common stock.  The BOOMj.com warrants to purchase common stock should have been exchanged for warrants of the Company.  On June 28, 2008, the Company issued replacement warrants for the BOOMj.com warrants.   The outstanding warrants as of December 31, 2009, therefore, include an additional 260,442 warrants issued to replace the warrants previously issued by Boomj.com, Inc., which new warrants were issued at a rate of 2.02 shares of the Company common stock for each warrant share of BOOMj.com. The Company has reserved a sufficient number of shares of authorized common stock for issuance upon exercise of the outstanding warrants.

(2)
18,321,038 of these warrants were surrendered per the terms of the Local Ad Link, Inc. sale to Omni-Reliant Holdings in October 2009, see Note 16. The exercise price of the warrants and conversion price of some of the convertible notes, for the portion that remained outstanding after the LocalAdLink transaction, was reduced to $0.10 as a result of subsequent stock issuances in October 2009.

2008 Stock Option Plan

On September 11, 2008, our Board of Directors adopted Beyond Commerce’s 2008 Equity Incentive Plan, and on June 12, 2009 the Board amended the plan to increase the number of shares of common stock that may be issued under the plan from 3,500,000 to 7,000,000.   Effective April 1, 2010, the Board of Directors further increased the number of shares issuable under the 2008 Equity Incentive Plan by 10,000,000 to a total of 17,000,000 shares.  On July 24, 2009 the Plan was submitted to, and  approved by our stockholders at the 2009 Annual Meeting of stockholders.  Under the 2008 Equity Incentive Plan, we are currently authorized to grant options, restricted stock and stock appreciation rights to purchase up to 17,000,000 shares of common stock to our employees, officers, directors, consultants and advisors.  Awards under the plan may consist of stock options (both non- qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and stock appreciation rights.

The 2008 Equity Incentive Plan is administered by our Board of Directors or a committee appointed by the Board, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

The 2008 Equity Incentive Plan provides that the exercise price of each incentive stock option may not be less than the fair market value of our common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding common stock).  The exercise price of a non-qualified stock option shall be no less than the fair market value of the common stock on the date of grant.  The maximum number of options that may be granted in any fiscal year to any participant is 5,000,000.

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

Option Group	Number of Stock Options Issued	Exercise Price	Expiration
$0.10-0.49	890,500	$0.10-.49 per share	September 10, 2019
$0.50-0.69	863,274	$0.50-.69 per share	September 10, 2019
$0.70-0.89	1,191,102	$0.70-.89 per share	September 10, 2019
$0.90-0.99	666,844	$0.90-.99 per share	September 10, 2019
$1.00-1.25	915,194	$1.00-1.25 per share	September 10, 2019
$1.26-1.70	334,637	$1.26-1.70 per share	September 10, 2019

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model.  Consequently, the Company recorded a share-based compensation expense of $1,883,702 for the year ended December 31, 2009. Total compensation costs to be recognized over the next 2.4 weighted average number of years will be $335,481 for all non-vested employee options as of December 31, 2009. The following table summarizes the weighted average of the assumptions used in the method.

	Year ending December 31, 2009	Year ending December 31, 2008
Expected volatility	100%	100%
Dividend yield	n/a	n/a
Expected terms (in years)	5-10	5-10
Risk-free rate	1.50%-2.4%	1.50%-2.9%

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Outstanding Shares at December 31,2008	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at December 31,2008	Weighted Average Exercise Price

$0.70	450,000	9.75 years	$0.70	69,300	$0.70
$0.80	20,000	9.75 years	$0.80	--	$0.80
$0.90	451,049	9.75 years	$0.90	448,584	$0.90
$1.01	73,271	9.75 years	$1.01	56,502	$0.90
$1.50	120,000	9.75 years	$1.50	103,300	$1.50

The weighted-average grant-date fair value of the option granted during the years ending December 31, 2008 was $0.89.

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Outstanding Shares at December 31,2009	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at December 31,2009	Weighted Average Exercise Price

$0.10-0.49	468,500	9.71 years	$0.12	-	$-
$0.50-0.69	873,274	9.16 years	$0.55	-	$-
$0.70-0.89	1,098,602	8.81 years	$0.74	97,072	$.71
$0.90-0.99	686,844	9.15 years	$0.90	95,479	$.90
$1.00-1.25	770,694	9.30 years	$1.00	28,396	$1.01
$1.26-1.70	219,637	9.31years	$1.42	-	$-

The weighted-average grant-date fair value of the option granted during the years ending December 31, 2009 was $0.74.

The following table summarizes the Company’s stock option activity and related information:

	Outstanding	Issued Twelve months	Forfeited Twelve months	Outstanding
Option Group	December 31, 2008	ended December 31, 2009	ended December 31, 2009	December 31, 2009
$0.10-0.49		964,500	(496,000)	468,500
$0.50-0.69	-	1,091,658	(218,384)	873,274
$0.70-0.89	470,000	930,547	(301,945)	1,098,602
$0.90-0.99	451,049	532,441	(296,646)	686,844
$1.00-1.25	73,271	1,277,500	(580,077)	770,694
$1.26-1.70	120,000	410,170	(310,533)	219,637
	1,114,320	5,206,816	(2,203,585)	4,117,551

The weighted-average grant-date fair value of the option granted during the years ending December 31, 2009 was $0.74 and $0.89 at December 31, 2008.

The total number options vested for the years ended December 31, 2009 and 2008 were 220,947 and 677,686, respectively. The total fair value of the vested options for the year ended December 31, 2009 was $220,947 and their weighted average exercise price was $0.82.  Non vested options for the years ended December 31,2009 and 2008 were 3,896,604 and 436,634. The total number of options forfeited is 2,203,585 and 0 for the years ended December 31, 2009 and 2008, respectively. No options have been exercised since the inception of the plan.

Convertible Securities

As of December 31, 2009, the Company had an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that exceeded the number of the Company’s total authorized common shares by approximately 35,800,000 shares. The Company determined that the excess shares were related to warrants issued in 2009. These excess shares were triggered by the Company issuing shares of stock in October 2009 at $0.10 per share.  This caused all convertible instruments with reset provisions to reset the exercise price and conversion price to $0.10, which triggered provisions within the respective instruments that greatly increased the number of potential shares issuable on their exercise or conversion.  Based upon FASB accounting guidance, the Company determined the fair value of these excess shares using the Black-Scholes valuation model. Based upon the fair value of these excess shares in October 2009, the Company recorded a liability of approximately $4,600,000.  The Company revalued this liability at December 31, 2009 and determined the value to be approximately $950,000.  The change in fair value of approximately $3,660,000 for the period ended December 31, 2009 was recognized in the statement of operations under the income related to derivative line item.

Dividends

The Company anticipates that all future earnings will be retained to finance future growth.  The payment of dividends, if any, in the future to the Company’s common stockholders is within the discretion of the Board of Directors of the Company and will depend upon the Company’s earnings, its capital requirements and financial condition and other relevant factors.  The Company has not paid a dividend on its common stock and does not anticipate paying any dividends on its common stock in the foreseeable future but instead intends to retain all earnings, if any, for use in the Company’s business operations. The Company is restricted from paying dividends in cash while any principal or accrued interest is outstanding under the OmniReliant Holdings Convertible Notes (see Note 8).

NOTE 9 – INCOME TAXES
A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	2009	2008

Statutory U.S. federal rate	(34.00)%	(34.00)%
Permanent differences	-	-
Valuation allowance	34.00%	34.00%
Provision for income tax expense(benefit)	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	2009	2008
Deferred tax assets:
Net operating loss carry-forwards	$8,399,432	$5,106,757
Unamortized start up costs	18,000	18,000
Accrued expenses	1,428,264	219,729
Non-cash compensation	1,439,514	678,392
Derivative liabilities	1,038,126	606,925
Deferred revenue	301,252	242,985
Total deferred tax assets	$12,624,588	$6,872,788
Deferred tax liabilities
Beneficial conversion features	-	(426,016)
Deferred commissions	(117,460)	(103,591)
Total deferred tax liabilities	$(117,460)	$(529,607)

Valuation allowance	(12,507,128)	(6,343,181)
Net deferred tax asset	$-	$-

At December 31, 2009 the Company had estimated U.S. federal net operating losses of approximately $23,849,000 for income tax purposes which will expire between 2017 and 2019.  For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets.  The net change in the total valuation allowance for the year ended December 31, 2009 was an increase of $6,163,947.  The Company follows FASC 740-10-25 P which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded.

The Company may not be able to utilize the net operating loss carryforwards for its US income taxes in future periods should it experience a change in ownership as defined in Section 382 of the Internal Revenue Code (“IRC”).  Under section 382, should the Company experience a more than 50% change in its ownership over a 3 year period, the Company would be limited based on a formula as defined in the IRC to the amount per year it could utilize in that year of the net operating loss carryforwards.   As of December 31, 2009 the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

Amount
Gross unrecognized tax benefits at December 31, 2008	-
Increases in tax positions for current year	-
Settlements	-
Lapse in statute of limitations	-

Gross unrecognized tax benefits at December 31, 2009	-

The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company's accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

NOTE 10 COMMITMENTS and CONTINGENCIES

Legal Matters

In 2008 the Company filed suit against its former President, CEO for breach of confidentiality and non-compete while employed and also post employment, breach of fiduciary duty and other matters, and the Company is seeking to enforce certain non-compete agreements.  The former CEO subsequently counter-sued the Company for breach of contract, breach of implied covenant of good faith and fair dealing and other matters.  The former CEO is seeking to be awarded $75,000 in cash plus at least 3.3 million shares of stock of the Company.  As of December 31, 2009 no amounts had been recorded by the Company as of December 31, 2009 and the date of these financial statements.

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

Total rent expense incurred by the Company, which includes the leases above and sundry month to month rental expenditures was $329,002 and $225,006 for the twelve  month period ended December 31, 2009 and 2008, respectively. The Company signed an amendment to its lease in Henderson, Nevada in February 2009, effective March 16, 2009 for an additional 5,634 square feet of office space adjacent to the current office.  This amendment ties to the expiration of the present lease and will expire January 31, 2012.  The Company closed its California office in May of 2009The Company has future minimum lease obligations as follows:

Twelve months ending December 31,	2009
2010	$308,049
2011	317,421
2012	326,940
2013	27,245
Total	$979,655

Tax Lien

On February 17, 2010, the Internal Revenue Service placed a federal tax lien of $756, 711 against all of the property and rights to the property of Boomj.com for unpaid federal payroll withholding taxes for the year ended December 31, 2009.

NOTE 11 – SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company will derive a significant portion of its revenue from e-commerce based customers. This is a very competitive market with many suppliers for the products the Company offers. The Company believes that it can replace any one product line with another supplier without any disruptions in activity.

NOTE 12 – SEGMENT REPORTING

Beyond Commerce, Inc managed its operations through three business segments: BOOMj.com  dba i-SUPPLY, Local Ad Link and KaChing KaChing . Each unit owns and operates the segments under the respective names.

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

  Summary financial information for the two reportable segments is as follows:

	2009	2008
		(As Adjusted)
Operations: BOOMj.com dba i-SUPPLY
Net sales	$660,069	$1,060,272
Gross Margin	559,940	(23,102)
Depreciation	193,458	181,134
Assets	427,489	598,016
Capital Expenditures	11,333	111,882
Net Loss	5,293,124	7,375,948

Operations: LocalAdLink (Discontinued)
Net sales	$13,049,619	782,959
Gross Margin	2,493,551	(308,765)
Depreciation	57,065	1,668
Assets	478,976	644,927
Capital Expenditures	502,885	10,000
Net Loss	7,580,839	1,015,583

Operations: KaChing KaChing
Net sales	$243,783	-
Gross Margin	134,264	-
Depreciation	(5,415)	-
Assets	210,122	-
Capital Expenditures	91,870	-
Net Loss	365,989	-

Consolidated
Consolidated Operations:
Net sales	$13,953,470	$1,843,231
Gross Margin	3,175,210	(331,868)
Other operating expenses	14,635,318	8,265,451
Depreciation	255,938	182,802
Non-operating income (expense)	60,016	(4,815,172)
Loss from operations before income taxes	11,656,030	13,595,294
Assets	1,204,340	1,242,940
Basic & Diluted Net Loss Per Share	(0.25)	(0.35)
Capital Expenditures	606,088	121,882

NOTE 13 – RELATED PARTIES (not described elsewhere)

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

On May 20, 2009, the Company executed a convertible promissory note (the “Note”) in the principal amount of $1,600,000 payable to Linlithgow Holdings.  Pursuant to the Note, the Company promises to pay to Linlithgow Holdings $1,600,000 in cash on November 20, 2009. A principal payment was made on July 21, 2009 of $266,667 leaving a balance of $1,333,333. The Note is convertible at any time at a conversion price of $1.00 per share which was reset to $0.70 due to a subsequent offering.  The Note bears an initial interest rate of 1.5% for the first month and increases by 1.5% per month until maturity. After the maturity date, the default rate of interest becomes 18% per month or the highest rate allowed by law, whichever is lower, until the date the Note amount is actually paid. Further, as part of the consideration provided to the holder for the Note, the Holder also received a warrant for the purchase of up to 1,782,000 shares of the Company’s common stock at an exercise price of $0.90 per share. The warrants are exercisable, in whole or in part, any time from and after the date of issuance of the warrant. Due to a subsequent ratchet adjustment based on the issuance of warrants at a lower per share price, the exercise price of these warrants has been adjusted to $0.70. and the convertible note ratcheted down to $0.10 per share. This note was subsequently extended by mutual agreement until May 26, 2010. As part of the extension the interest rate was reduced to 6.0% , an additional 6,400,000 five year warrants to purchase our common stock at $0.10 per share and the conversion price was ratcheted down to $0.10 per share.

 During 2009 and 2008, we paid Linlithgow Holdings a total of $215,213 and $53,450respectively for consulting services and advertising commissions rendered to us.  Also, our KaChing entity paid commissions $3,379 to ABV3 corporation an entity owned and controlled by our Chief Executive Officer Robert McNulty.

In 2009 & 2008, we paid FA Corp. a total of $37,114 and $102,673 respectively for various services provided to us by Mr. Murray Williams.  Mr. Williams is a member of our Board of Directors and the principal stockholder of FA Corp. Another one of our directors, Mr. Barry Falk is a partner in the law firm Irvine Venture Law Firm. The Company paid $425 and $336 in 2009 and 2008, respectively for legal services provided to the Company by Mr. Falk’s firm.

In 2009, we started using a debit card issued by TAC Financial, Inc., which as of December 31, 2009 was 85% owned by Linlithgow Holdings, LLC. Additionally, one of our employees, Clark McNulty, the son of Robert J. McNulty, sits on the Board of TAC Financial, Inc.  and  two members of TAC Financials Board of Directors are the sons, (one of which is an employee of the Company), of Robert McNulty (our Chief Executive Officer).  This company does not pay TAC Financial for the use of the debit cards, but TAC Financial does receive fees from the users of those cards. The Company used their VISA debit card as a means to pay commissions to our Local Ad Link sales representatives.  As of March 13, 2009 Linlithgow Holdings, LLC ownership percentage of TAC Financial, Inc. was reduced to approximately 75%.

In 2009 we sold 8,000,000 shares of the Company common stock to Zurvita for $800,000 giving them a 13.6% ownership in the Company.  This transaction was part of the asset sale of LocalAdLink. (Exhibit 10.37).  We have an outstanding secured promissory note at December 31, 2009 with the Omni Group (who has common ownership with Zurvita) of $1,623,322.

NOTE 14 – NET LOSS PER SHARE OF COMMON STOCK

The Company follows FASC 260-10 which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share).  The total number of such stock options shares excluded from the diluted net loss per common share presentation was 102,399,776 and 19,010,108 at December 31, 2009 and 2008, respectively.

Warrants outstanding exercisable into 116,500,567 shares of the Company’s common stock, options exercisable into 4,117,551 shares of the Company’s common stock and convertible debt that is convertible into 56,366,550 shares of the Company’s common stock are not included in the computation of diluted earnings per share because the effect of these instruments would be anti-dilutive (i.e., reduce the loss per share) for the year ended December 31, 2009. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the period ended December 31, 2009 and the year ended December 31, 2008:

Numerator

Basic and diluted net loss per share:

	2009	2008

Net loss available to common stockholders	$(11,656,030)	$(13,595,294)

Denominator

Basic and diluted weighted average number of shares outstanding	46,681,672	38,580,296

Basic and diluted net loss per share	$(0.25)	(0.35)

NOTE 15 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS (not described elsewhere)

The Company paid $173,654 and $48,192 for the year ended December 31, 2009 and 2008, respectively for interest. The Company did not make any payments for income tax during the years ended December 31, 2009 and 2008. As of December 31, 2009, prepaid loan fees included $400,381 (net of amortization) of debt related fees, which were paid by issuing common stock and warrants.  As of December 31, 2008 the prepaid loan fees included $263,007 (net of amortization) of debt related fees, which were paid by issuing common stock and warrants.

NOTE 16 SALE OF ASSETS OF LOCALADLINK

The Company, in an attempt to monetize the current sales level within Local Ad Link, Inc., and to  reduce its debt, began soliciting multi-level sales company’s who might need added products to distribute.  One of these companies was an affiliate of Omni-Reliant Holdings called Zurvita Holdings Inc, who showed interest in a potential transaction

On October 9, 2009, Beyond Commerce, Inc. (the “Company”) and its wholly-owned subsidiary, LocalAdLink, Inc. (the “Sub”) entered into an asset purchase agreement (the “Agreement”) with OmniReliant Holdings, Inc. (“Omni”) whereby the Company and the Sub sold the LocalAdLink Software (“LAL”), including source codes, as updated, the LAL name rights, and the LAL trademark, as well as any additional third party codes that has been modified or integrated into the source codes to enable the business process operations of LAL, including but not limited to the domain URL assets (collectively, the “Software”) to Omni in consideration for which Omni forgave $4,000,000 worth of debt in the form of surrendered original issue discount convertible debentures and surrendered for cancellation, warrants to purchase 18, 321,037shares of the Company’s common stock. Additionally, as further consideration for the asset purchase, Omni agreed to extend the maturity date on all remaining original issue discount convertible debentures it holds that were issued by the Company until October 9, 2010 with an interest rate of 10%.

Total assets associated with the sale were $366,977 which was software related and sold in the transaction. In connection with the sale, the Company recorded a gain on sale of the Local Ad Link, Inc. assets of $5,020,402.  All liabilities associated with this division were retained by the Company.  The agreement also required the Company to provide technical and other support for 90 days after the transaction was consummated.

Assets of discontinued operations comprised of the following:

	2009	2008
Property, website & computer development	400,339	-
Less: accumulated depreciation	(33,362)	-
	366,977	-

The following table summarized the statement of operations for the discontinued operation interest expense is allocated based on the exchange of convertible promissory notes with a face value of $4,000,000 from the purchaser along with associated derivative expense associated with this debt:

	2009	2008

Sales	$13,049,619	$782,959
Cost of sales	10,556,067	1,091,725
Gross Profit(Loss)	$2,493,552	$(308,766)
Operating expense	(7,044,119)	(653,367)
Operating Expense- Related Party	(261,609)	(53,450)
Interest expense- Related Party	(1,043,088)	-
Derivative expense- Related Party	(1,722,996)	-
Foreign currency loss	(2,579)	-
		-
Loss from discontinued operations	$(7,580,839)	$(1,015,583)

NOTE 17 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 19, 2010, which is the date they issued their financial statements, and concluded that the following subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements-

On February 18, 2010 we issued 700,000 shares of Company common stock for professional services.

NOTE 18 – CHANGE IN METHOD OF ACCOUNTING FOR CERTAIN CONVERSION AND EXERCISE FEATURES

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

The following financial statement line items as of December 31, 2008 were affected by the change in accounting principle -

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008

	As Originally		Effect of
	Reported	As Adjusted	Change

Total Assets	$1,806,008	$1,806,008	$-
Current Liabilities
Short-term borrowings	2,400,555	2,400,555	-
Accounts payable	1,490,590	1,490,590	-
Accounts payable – related party	19,552	19,552	-
Note derivative liability	1,523,651	3,396,935	1,873,284
Other current liabilities	1,374,534	1,374,534	-
Deferred revenue	609,987	609,987	-
Total Current Liabilities	7,418,869	9,292,153	1,873,284

Commitments and Contingencies	-	-	-

Temporary Equity	1,135,980	-	(1,135,980)

Stockholders’ Deficit:
Common stock, $0.001 par value, 200,000,000 and 75,000,000 shares authorized as of December 31, 2008 and 2007, respectively, and 40,936,143 and 36,108,067 issued and outstanding at December 31, 2008 and 2007, respectively	40,936	40,936	-
Preferred stock,$.001 par value of 50,000,000 shares authorized and no shares issued	-	-	-
Additional paid-in capital	11,096,604	11,096,604	-
Accumulated deficit	(17,886,381)	(18,623,685)	(737,304)
Total Stockholders’ Deficit	(6,748,841)	(7,486,145)	(737,304)
Total Liabilities and Stockholders' Deficit	$1,806,008	$1,806,008	$-

CONSOLIDATED STATEMENT OF OPERATIONS
AS OF DECEMBER 31, 2008

	As Originally		Effect of
	Reported	As Adjusted	Change

Loss from operations	$(8,780,122)	$(7,764,538)	$1,015,584

Non-operating income (expense)
Interest expense	(3,325,662)	(3,325,662)	-
Interest expense – related party	-	-	-
Expense related to derivative	(752,748)	(1,490,052)	(737,304)
Interest income	542	542	-
Miscellaneous Income	-	-	-
Gain from sale of assets	-	-	-
Total non-operating expense	(4,077,868)	(4,815,172)	(737,304)

Loss from continuing operations before income taxes	(12,857,990)	(12,579,710)	278,280
Loss from discontinued operations before income taxes	-	(1,015,584)	(1,015,584)

Provision for income tax	-	-	-
Comprehensive loss	(12,857,990)	(13,595,294)	(737,304)

Net (loss) per common share – basic and diluted	(0.33)	(0.35)	(0.02)
Net (loss) per common share -basic and diluted - continuing operations	-	(0.32)	(0.32)
Net (loss) per common share -basic and diluted - discontinued operations	-	(0.03)	(0.03)

As a result of the accounting change, accumulated deficit as of January 1, 2009, increased from $17,886,381, as originally reported, to $18,623,685 computed under EITF 07-5.