Form 10-K/A
period 2009-12-31
Beyond Commerce
filed 2010-04-23
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this amendment (this “Amendment No. 1”) to our Annual Report on Form 10-K for the year ended December 31, 2009 (our “2009 Annual Report”) for the sole purpose of filing Exhibit 23, the Consent Of Independent Registered Public Accounting Firm, which was inadvertently omitted from the 2009 Annual Report that was filed on April 21, 2010.

This Amendment No. 1 does not update or amend the disclosures contained in the Annual Report.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

THE FINANCIAL STATEMENTS OF BEYOND COMMERCE, INC. ARE LISTED ON THE INDEX TO FINANCIAL STATEMENTS AS SET FORTH ON PAGE F-2 OF THE ANNUAL REPORT ON FORM 10-K.

The following list describes the exhibits filed as part of this Annual Report Form 10-K/A.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (name change)(2)
3.3	Bylaws (1)
4.1	Form of Series A Common Stock Purchase Warrant(4)
5.1	Opinion of Sichenzia Ross Friedman Ference LLP
10.1	Agreement and Plan of Reorganization (3)
10.2	Employment Agreement Wendy Borow-Johnson (13)
10.3	Property Lease - Santa Ana, California (3)
10.4	Property Lease - Henderson, Nevada (3)
10.5	2008 Equity Incentive Plan (12)
10.6	Form of Incentive Stock Option Agreement (12)
10.7	Form of Non-Qualified Stock Option Agreement (12)
10.8	Form of Subscription Agreement by and among the Company and the Subscribers named therein. (4)
10.9	Form of Secured Convertible Note. (4)
10.10	Form of Guaranty, dated July 7, 2008, by BoomJ.com, Inc. (4)
10.11	Collateral Agent Agreement, dated as of July 7, 2008, by and among BoomJ.com, Inc., the Subscribers and the Company. (4)
10.12	Form of Security Agreement, dated July 7, 2008, between the Company and the Subscribers(4)

10.13	Secured Original Issue Discount Promissory Note, due November 16, 2009 (5)
10.14	Common Stock Purchase Warrant, dated May 20, 2009 (5)
10.15	Security Interest and Pledge Agreement, dated May 20, 2009, between Linlithgow Holdings LLC and the Company (5)
10.16	Purchase Agreement, dated June 17, 2009, between the Company and OmniReliant Holdings, Inc. (6)
10.17	Secured Original Issue Discount Promissory Note due June 17, 2009 (6)
10.18	Common Stock Purchase Warrant, dated June 17, 2009 (6)
10.19	Security Interest and Pledge Agreement, dated June 17, 2009, among OmniReliant Holdings, Inc., the Company, and Linlithgow Holdings LLC (6)
10.20	Amended and Restated Securities Purchase Agreement, dated July 2, 2009, between the Company and OmniReliant Holdings, Inc. (7)
10.21	Original Issue Discount Secured Convertible Debenture, due July 2, 2010 (7)
10.22	Common Stock Purchase Warrant, dated July 2, 2009 (7)
10.23	Amended and Restated Pledge and Security Agreement, dated July 2, 2009, among the Company and the Pledgors named therein in favor of OmniReliant Holdings, Inc. (7)
10.24	Security Agreement, dated July 2, 2009, among the Company, the Company’s subsidiaries, and the Secured Parties named therein (7)
10.25	Subsidiary Guarantee, dated July 2, 2009, by the Guarantors named therein in favor of OmniReliant Holdings, Inc. (7)
10.26	Amended and Restated Securities Purchase Agreement, dated July 10, 2009, between the Company and OmniReliant Holdings, Inc. (8)
10.27	Original Issue Discount Secured Convertible Debenture, due July 10, 2010 (8)
10.28	Common Stock Purchase Warrant, dated July 10, 2009 (8)
10.29	Original Issue Discount Secured Convertible Debenture, due July 21, 2010 (9)
10.30	Common Stock Purchase Warrant, dated July 21, 2009 (9)
10.31	Securities Purchase Agreement, dated July 30, 2009, between the Company and OmniReliant Holdings, Inc. (10)
10.32	Original Issue Discount Secured Convertible Debenture, due July 30, 2010 (10)
10.33	Common Stock Purchase Warrant, dated July 30, 2009 (10)
10.34	Security Interest and Pledge Agreement, dated July 30, 2009, between OmniReliant Holdings, Inc. and the Company (10)
10.35	Agreement, dated July 30, 2009, between the Company and St. George Investments, LLC (11)
10.36	Asset Purchase Agreement, dated October 9, 2009, between the Company, Local Ad Link, Inc. and OmniReliant Holdings, Inc. (14)
10.37	Securities Purchase Agreement, dated October 9, 2009, between the Company and Zurvita Holdings, Inc. (14)
23	Consent of L J Soldinger Associates, LLC
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer (Principal Accounting Officer)
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Executive Officer

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

BEYOND COMMERCE, INC.

Date: April 22, 2010	By:	/s/ MARK NOFFKE
Mark Noffke
Chief Financial Officer