Form 10-Q
period 2010-03-31
Beyond Commerce
filed 2010-05-14
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

Commission file number: 000-52490

Beyond Commerce, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0512515
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Coronado Center Drive
Suite 120
Henderson, Nevada 89051

(Address of principal executive offices, including zip code)

(702) 463.7000
(Registrant’s telephone number, including area code)

9029 South Pecos
Henderson, Nevada  89074

(Former name, former address and former fiscal year, if changed since last report.)

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

As of May 14, 2010, there were outstanding 66,130,478 shares of the registrant’s common stock.

BEYOND COMMERCE, INC.
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2010

Table of Contents

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited
	March 31, 2010	December 31, 2009

ASSETS
Current assets :
Cash	$2,128	$7,205
Accounts receivable	11,074	10,697
Prepaid loan cost	-	33,681
Prepaid loan cost – related party	-	37,889
Other current assets	248,476	518,677
Total current assets	$261,678	$608,149

Property, website and computer equipment	1,071,395	1,051,558
Less: Accumulated depreciation and amortization	(578,348)	(517,571)
Property, website and computer equipment – net	$493,047	$533,987

Other Assets	50,960	62,204

Total assets	$805,685	$1,204,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short term borrowings	$3,425,000	$3,400,000
Short term borrowings - related party	2,811,170	2,180,533
Accounts payable	2,354,409	2,251,951
Accounts payable - related party	26,397	26,396
Note derivative liability	322,843	180,632
Note derivative liability – related party	1,950,010	2,425,473
Other current liabilities	2,809,988	2,207,830
Other current liabilities – related party	188,083	251,386
Deferred Revenue	212,196	756,262
Total current liabilities	$14,100,096	$13,680,463

Commitments and contingencies

Stockholders’ Deficit :
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2010 and December 31, 2009, 59,493,311 and 58,793,311 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	$59,493	$58,793
Preferred stock,$.001 par value of 50,000,000 shares authorized and no shares issued		-
Additional paid in capital	17,825,824	17,744,799
Accumulated deficit	(31,179,728)	(30,279,715)
Total stockholders' deficit	$(13,294,411)	$(12,476,123)

Total Liabilities and Stockholders' Deficit	$805,685	$1,204,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month period ended March 31,
Unaudited

	2010	2009

Revenues
License & membership, net	$382,749	$-
Merchandise sales, net	8,242	26,987
Total Revenue	$390,991	$26,987

Operating expenses
Cost of products sold, net	$125,444	$14,525
Selling general & administrative	472,525	1,229,214
Selling general & administrative – related party	34,165	23,408
Professional fees	84,801	160,640
Professional fees – related party	-	77,900
Depreciation and amortization	60,777	47,998
Total costs and operating expenses	$777,712	$1,553,685

Loss from operations	(386,721)	(1,526,698)

Non-operating income (expense)
Interest expense	(108,661)	(1,418,296)
Interest expense – related party	(775,290)	-
Income/(expense) related to derivative	-	1,766,340
Income related to derivative – related party	333,252	-
Interest income	-	-
Total non-operating Income (expense)	$(550,699)	$348,044

Loss from continuing operations before income taxes	(937,420)	(1,178,654)
Gain (Loss) from discontinued operations net of income taxes	37,407	(1,483,934)

Provision for income tax	-	-
Net loss	$(900,013)	$(2,662,588)
Net (loss) per common share – basic and diluted	$(0.02)	$(0.06)
Net (loss) per common share -basic and diluted - continuing operations	$(0.02)	$(0.03)
Net (loss) per common share -basic and diluted - discontinued operations	$(0.00)	$(0.03)

Weighted average number of common shares outstanding	59,115,783	41,206,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three month period ended March 31,
Unaudited

	2010	2009
Net cash used in operating activities	$(46,114)	$(278,793)

Cash flows from investing activities:
Cash paid to purchase property and equipment	(19,837)	(7,642)
Net cash used in investing activities	$(19,837)	$(7,642)

Cash flows from financing activities:
Issuance of stock - net of offering costs	-	20,000
Cash received from short term borrowings	25,000	388,000
Cash Paid for debt financing fees		-
Payment on short term borrowings - related party	-
Payment on short term borrowings	-	(42,000)
Net cash provided by financing activities	$25,000	$366,000

Discontinued Activities:
Net cash used in operating activities	$35,874	$(86,981)
Net cash used in investing activities	-	(80,180)
Net cash provided by (used in) discontinued operations	35,874	(167,161)

Net increase (decrease) in cash & cash equivalents	(5,077)	(87,596)

Cash & cash equivalents, beginning balance	7,205	100,086
Cash & cash equivalents, ending balance	$2,128	$12,490

See accompanying notes of these unaudited condensed consolidated financial statements

BEYOND COMMERCE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  -  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Beyond Commerce, Inc., formerly known as BOOMj, Inc. (the “Company”, and “we”), is an Internet company that has two interrelated business models aimed at generating revenues primarily from Web site advertising and E-commerce transactions.  Our initial business was BOOMj.com, Inc.,  www.BOOMj.com, a niche portal and social networking site for Baby Boomers and Generation Jones.  Our BOOMj.com Web site, which is temporarily off-line as we upgrade its features, provides social, political, financial, and lifestyle content to the Baby Boomer/Generation Jones target audience as a platform for our advertising and E-commerce businesses. Until October 2009, our LocalAdLink subsidiary operated a website, a local search directory and advertising network that brings local advertising to geo-targeted consumers.

During the second quarter of 2009 we relaunched  i-SUPPLY, www.i-SUPPLY.com, an online storefront that offers easy to use, fully customizable E-commerce services, and revenue solutions for any third party Web site large or small, and hosts local ads, providing extensive reach for our proprietary advertising partner network platform.

During the third quarter of 2009 the Company started another subsidiary, KaChing KaChing, which is an E-commerce platform that provides a complete turn-key E-commerce solution. Individual KaChing KaChing on line store owners have the ability to create, manage and earn money from product sales generated from their individual Web stores. However, as described below, on April 22, 2010, KaChing merged with Duke Mining Company, Inc. to become a new public company.  Although we still own 20.7% of KaChing’s outstanding stock, our future operating results will include only our proportionate share of the operations or financial results of KaChing KaChing.

History of the Company

The Company, formerly known as Reel Estate Services, Inc. (“RES”), was incorporated in Nevada on January 12, 2006.  As of December 28, 2007, RES was a public shell company, defined by the Securities and Exchange Commission as an inactive, publicly quoted company with nominal assets and liabilities. Subsequent to the Merger, RES changed its name to Boomj, Inc.

In December 2008, the Company changed its name once again from BOOMj, Inc. to Beyond Commerce, Inc. to more accurately reflect the new structure of the Company consisting at that point in time of two operating divisions: BOOMj.com dba i-SUPPLY and until its assets were sold, LocalAdLink, Inc. (see Note 14).

The condensed consolidated financial statements and the notes thereto for the periods ended March 31, 2010 and 2009 included herein have been prepared by management and are unaudited. Such condensed financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature except for those described in Note 15 and related to the derivatives in Note 7 and 8. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2010.
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2009 in the Form 10-K, filed with the SEC on April 21, 2010.

The Company currently maintains its corporate office in Henderson, Nevada.

NOTE 2 - SELECTED ACCOUNTING POLICIES

Reclassifications

Certain comparative amounts from prior periods have been reclassified to conform to the current year's presentation. These changes did not affect previously reported net loss.

Fair Value of Financial Instruments

The carrying value of the current assets and liabilities approximate fair value due to their relatively short maturities except for certain of the short-term borrowings which are net of a $145,485 debt discount in 2010 and $776,122 in 2009.

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (FASB) issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting. These amendments did not have an impact on the consolidated financial results as this guidance relates only to additional disclosures.  In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and are not expected to have an impact on the consolidated financial results as this guidance only relates to additional disclosures.

The Company applies the fair value hierarchy as established by US GAAP.  Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value as follows:

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

Management considers all of its derivative liabilities to be Level 3 liabilities.  There were no movements between levels during 2010 or 2009.  At March 31, 2010 and December 31, 2009 the Company had outstanding derivative liabilities, including those from related parties of $2,272,853 and $2,606,105

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. During the three months ended March 31, 2010, the Company generated a consolidated net loss of $900,013 and realized a negative cash flow from operating activities of $10,240.  As of March 31, 2010, there is an accumulated deficit of $31,179,728 and a working capital deficiency of $13,838,418. The Company will need to raise additional capital and/or obtain financing by the end of the second quarter of 2010 to continue operations in 2010. In addition, on January 31, 2010 we were unable to pay our secured convertible promissory note holders the amounts due to them as the notes - matured.  Under the terms of the notes, the holders may at any time elect to declare a default and foreclose on essentially all of our assets.  In addition, the OmniReliant notes contain cross default provisions, such that those notes are also in default due to our being in default of the secured convertible promissory notes.  The total amount outstanding on these notes as of March 31, 2010 was $5,023,322.  These factors, and our lack of ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. The Company has recently announced a letter of intent to acquire a small media business that brings some added diversification into the current corporate structure. We believe this is the initial step in a potential roll up strategy the Company is employing to enhance shareholder value. Its goal is to partner with companies that are vertically deep in their respective industries, picking best of breed firms, that have high profile and long standing business relationships, and are run by solid management teams with proven track records. The Company currently has an effective registration statement offering   20,000,000 shares of the common stock at a price of $0.10 per share in anticipation of a market recovery of the Company’s entity value as certain events mature. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

NOTE 4 - PROPERTY, WEBSITE AND COMPUTER EQUIPMENT

Property and equipment at March 31, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Office and computer equipment	$275,122	$275,122
Website	796,273	776,436
Total property, website and computer equipment	1,071,395	1,051,558
Less: accumulated depreciation	(578,348)	(517,571)
	$493,047	$533,987

Depreciation and amortization expense for the three months ended March 31, 2010 was $60,777, compared to $51,771 for the same period in 2009 of which $60,777 and $47,998 were included in operating expenses in continuing operations for the three months ended March 31, 2010 and March 31, 2009, respectively.

NOTE 5 - OTHER ASSETS

Other current assets	2010	2009
Prepaid commissions	$85,326	$294,872
Credit Card processor retention	71,431	132,606
Other	91,719	91,199
TOTAL	$248,476	$518,677

Other current assets reflect the cost of commissions paid where the revenue is being deferred. This amount is to match the period expense when revenue is actually earned.  The credit card retention is cash collateral that is being held by the sundry credit card processor’s to assure compliance with the individual processor’s policies, procedures, guidelines, and/or practices.

Other assets	2010	2009
Rent Deposits	$23,113	$31,763
Credit Card Reserve	19,275	20,084
Vendor Deposit	8,572	10,357
TOTAL	$50,960	$62,204

Other assets primarily consisted of rent deposits for the Company's Nevada office.

NOTE 6 - OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at March 31, 2010 and December 31, 2009:

	2009	2009
Accrued interest	706,544	508,554
Accrued interest – related party	158,843	180,720
Accrued commission	25,411	7,272
Accrued payroll and related expenses	866,972	523,240
Payroll tax liability	1,067,458	1,018,325
Credit Cards	83,349	121,719
Other	60,254	150,442
Other – related party	29,240	70,666
Total other current liabilities	$2,998,071	$2,580,938

NOTE 7 -  SHORT TERM BORROWINGS

	3/31/2010	12/31/2009
Note payable to Carole Harder bearing an annual interest rate of 12%, unsecured, due 1/31/10*	$190,000	$190,000
Convertible Promissory Notes, bearing an annual interest rate of 12%, secured, due 1/31/10*	2,210,000	2,210,000
Convertible Promissory Notes, bearing an annual interest rate of 18%, secured, due 5/16/10	1,333,333	1,333,333
Convertible Promissory Notes due 9/9/2010**	141,663	141,663
Convertible Promissory Notes due 9/7/2010**	291,665	291,665
Convertible Promissory Notes due 9/7/2010**	116,666	116,666
Convertible Promissory Notes due 9/7/2010**	373,332	373,332
Convertible Promissory Notes due 9/7/2010**	699,996	699,996
Sundry Bridge Notes, bearing an annual interest rate 12%, unsecured, due - 1/31/2010*	1,000,000	1,000,000
Short-term advance on stock purchase of KaChing KaChing, Inc.	25,000	-
Total principal	$6,381,655	$6,356,655
Less unamortized debt discount	(145,485)	(776,122)
Net balance	$6,236,170	$5,580,533

The above notes listed as Convertible Promissory Note Holders, except for $1,333,333 and $25,000, have a lien on all the assets of the Company.   * The above notes with maturity dates on January 31, 2010 are in default as of the date of these financial statements for failure to pay the principal and accrued interest at Maturity. ** The above Convertible Preferred Promissory Notes due OmniReliant Holdings with maturity dates ranging from September 7, 2010 through September 9, 2010 are also in default under cross-default provisions contained in those agreements.

In February 2010, the Company received $25,000 from an accredited investor as a short-term advance in a bridge transaction, subject to consummation of the merger between Duke Mining and Kaching (see Note 15). The advance, upon successful completion of the merger, would be converted into 166,667 shares of the post merger Kaching common stock.

NOTE 8 - COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

As of March 31, 2010 our authorized capital stock consisted of 200,000,000 shares of common stock, par value $.001 per share. As of March 31, 2010, there were 59,493,311 issued and outstanding shares of common stock. The Company issued 700,000 shares of common stock during the three month period ended March 31, 2010.

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

    On February 18, 2010, the Company issued 700,000 shares of the Company’s unrestricted common stock valued at $21,000 for professional services received.

Warrants
The following is a summary of the Company’s outstanding common stock purchase warrants:

	Outstanding		Transferred/	Outstanding
Exercise Price	December 31, 2009	Issued in 2010	Exercised	March 31, 2010
$0.01	113,520	-	-	113,520	(1)
$0.10	109,008,215	-	-	109,008,215
$0.30	30,300	-	-	30,300
$0.50	101,000	-	-	101,000	(1)
$0.70	1,244,116	-	-	1,244,116
$0.90	-	-	-	-
$0.93	3,127,860	-	-	3,127,860
$1.00	2,743,246	-	-	2,743,246
$2.40	132,310	-	-	132,310	(1)
	116,500,567	-	-	116,500,567

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

	Outstanding	Issued Three months	Forfeited Three months	Outstanding
Option Group	December 31, 2009	ended March 31, 2010	ended March 31, 2010	March 31, 2010
$0.10-0.49	468,500	-	(150,500)	318,000
$0.50-0.69	873,274	-	(773,274)	100,000
$0.70-0.89	1,098,602	-	(553,602)	545,000
$0.90-0.99	686,844	-	(661,844)	25,000
$1.00-1.25	770,694	-	(365,694)	405,000
$1.26-1.70	219,637	-	(209,637)	10,000
	4,117,551	-	(2,714,551)	1,403,000

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model.  The Company recorded a share-based compensation expense of $60,727 and $818,815 for the three months ended March 31, 2010 and 2009, respectively.

No options were granted during the three months ended March 31, 2010.

 Convertible Securities

As of March 31, 2010, the Company had an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that exceeded the number of the Company’s total authorized common shares by approximately 32,783,050 shares. The Company determined that the excess shares were related to warrants issued in 2009. These excess shares were triggered by the Company issuing shares of stock in October 2009 at $0.10 per share.  This caused all convertible instruments with reset provisions to reset the exercise price and conversion price to $0.10, which triggered provisions within the respective instruments that greatly increased the number of potential shares issuable on their exercise or conversion.  Based upon FASB accounting guidance, the Company determined the fair value of these excess shares using the Black-Scholes valuation model. The Company revalued this liability at March 31, 2010 and December 31, 2009 and determined the value to be approximately $380,000 and $950,000, respectively.  The change in fair value of all derivative liabilities of approximately $322,843 for the period ended March 31, 2010 was recognized in the statement of operations under the income related to derivative line item.

Dividends

The Company anticipates that all future earnings will be retained to finance future growth.  The payment of dividends, if any, in the future to the Company’s common stockholders is within the discretion of the Board of Directors of the Company and will depend upon the Company’s earnings, its capital requirements and financial condition and other relevant factors.  The Company has not paid a dividend on its common stock and does not anticipate paying any dividends on its common stock in the foreseeable future but instead intends to retain all earnings, if any, for use in the Company’s business operations. The Company is restricted from paying dividends in cash while any principal or accrued interest is outstanding under the OmniReliant Holdings Convertible Notes (see Note7).

NOTE 9 - COMMITMENTS and CONTINGENCIES

Legal Matters

In 2008 the Company filed suit against its former President, CEO for breach of confidentiality and non-compete while employed and also post employment, breach of fiduciary duty and other matters, and the Company is seeking to enforce certain non-compete agreements.  The former CEO subsequently counter-sued the Company for breach of contract, breach of implied covenant of good faith and fair dealing and other matters.  The former CEO is seeking to be awarded $75,000 in cash plus at least 3.3 million shares of stock of the Company.  No amounts have been recorded by the Company as of March 31, 2010 and the date of these financial statements.

Operating Lease
The Company leases certain office space, under operating leases which generally require the Company to pay taxes, insurance and maintenance expenses related to the leased property.   The Company believes that in the normal course of business, the lease will be renewed or replaced by other leases.  In April 26, 2010, the Company entered into a one year lease for approximately 4,000 square feet in Henderson, Nevada which houses its corporate office.

Total rent expense incurred by the Company, which includes the leases above and sundry month to month rental expenditures was $33,220 and $52,326 for the three  month period ended March 31, 2010 and 2009, respectively. The Company closed its California office in May of 2009.

Tax Lien

On February 17, 2010, the Internal Revenue Service placed a federal tax lien of $756, 711 against all of the property and rights to the property of Boomj.com for unpaid federal payroll withholding taxes for the year ended December 31, 2009.

NOTE 10 – SEGMENT REPORTING

Beyond Commerce, Inc managed its operations through two business segments: BOOMj.com  dba i-SUPPLY, Local Ad Link(discontinued) and KaChing KaChing. Each unit owns and operates the segments under the respective names.

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

  Summary financial information for the two reportable segments is as follows:

	2010	2009

Operations: BOOMj.com dba i-SUPPLY
Net sales	$213,748	$26,987
Gross Margin	203,319	12,462
Depreciation	46,503	(47,998)
Assets	378,310	762,382
Capital Expenditures	-	7,642
Net Loss	(71,160)	(1,462,364)

Operations: LocalAdLink (Discontinued)
Net sales	$270,707	6,017,181
Gross Margin	61,326	904,645
Depreciation	-	(3,773)
Assets	151,869	2,095,192
Capital Expenditures	-	80,180
Net (Loss) Gain	37,409	1,483,934

Operations: KaChing KaChing
Net sales	$177,243	-
Gross Margin	62,227	-
Depreciation	14,274	-
Assets	264,810	-
Capital Expenditures	19,838	-
Net Loss	(253,161)	-

Consolidated
Consolidated Operations:
Net sales	$390,991	$26,987
Gross Margin	265,547	12,462
Other operating expenses	(591,491)	(1,491,162)
Depreciation	(60,777)	(47,998)
Non-operating income (expense)	(550,669)	348,044
Income (loss) from discontinued operations	37,407	(1,483,984)
Net Loss	(900,013)	(2,662,588)
Assets	805,685	3,367,726
Basic & Diluted Net Loss Per Share	(.02)	(0.06)
Capital Expenditures	19,838	87,822

NOTE 11 – RELATED PARTIES (not described elsewhere)

 During the three months ended March 31, 2010 and 2009, we paid Linlithgow Holdings a total of $0 and $77,900, respectively for consulting services and advertising commissions rendered to us.  Also, our KaChing entity paid commissions $305 to ABV corporation, an entity owned and controlled by our Chief Executive Officer Robert McNulty for the three months ended March 31, 2010.

During the three months ended March 31, 2010 and 2009, we accrued for FA Corp. a total of $9,240 and $23,408 respectively for various services provided to us by Mr. Murray Williams.  Mr. Williams is a member of our Board of Directors and the principal stockholder of FA Corp.

NOTE 12 – NET LOSS PER SHARE OF COMMON STOCK

The Company follows FASC 260-10 which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share).  The total number of such stock options shares excluded from the diluted net loss per common share presentation was 173,289,717 and 23,630,990 at March 31, 2010 and 2009, respectively.

Warrants outstanding exercisable into 116,500,567 shares of the Company’s common stock vested options exercisable into 422,600 shares of the Company’s common stock and convertible debt that is convertible into 56,366,550 shares of the Company’s common stock are not included in the computation of diluted earnings per share because the effect of these instruments would be anti-dilutive (i.e., reduce the loss per share) for the three months ended March 31, 2010. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009:

Numerator

Basic and diluted net loss per share:

	2010	2009

Net loss available to common stockholders	$(900,011)	$(2,662,558)

Denominator

Basic and diluted weighted average number of shares outstanding	59,115,783	41,206,905

Basic and diluted net loss per share	$(0.02)	(0.06)

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS (not described elsewhere)

The Company paid $0 and $8,918 for the three months ended March 31, 2010 and 2009, respectively for interest. The Company did not make any payments for income tax during the three months ended March 31, 2010 or 2009.

NOTE 14 - DISCONTINUED OPERATIONS

The following table summarized the statement of operations for the discontinued operation for the three months ended March 31

	2010		2009

Sales	$270,707		$6,017,181
Cost of sales	209,381		5,112,536
Gross Profit(Loss)	$61,326		$904,645
Operating expense	(20,802)		(2,393,8062,393,806)
Operating Expense- Related Party	-		-
Non Operating Expenses	(3,115	) )	-
Gain (Loss) from discontinued operations	$37,409		$(1,483,934)

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

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 14, 2010, which is the date they issued their financial statements, and concluded that the following subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements:

Prior to the Plan of merger, discussed below, we issued 4,900,000 shares of Kaching Kaching, Inc. common stock, representing at that time 49% of the common stock of Kaching Kaching, Inc., to Linlithgow holdings, Inc., a related party.  We also issued warrants exercisable into 10,438,280 shares of Kaching Kaching, Inc. common stock to employees of the Company and others.

On April 22, 2010 , Duke Mining Company, Inc., a Delaware corporation (“Duke Delaware”), entered into an Agreement and Plan of Merger (the “Reorganization Agreement”), with KaChing KaChing, Inc., a Nevada corporation  (“KaChing Nevada”), which provided that KaChing Nevada would merge with and into Duke Delaware (the “Merger”), with Duke Delaware being the surviving corporation and changing its name to “Kaching Kaching, Inc.” (“KaChing,”).  The Merger was effective on April 22, 2010, when a certificate of merger was filed in the State of Delaware and an articles of merger was filed in the State of Nevada. In connection with the Merger, Beyond Commerce, Inc. received 10,605,100 shares in the new entity representing 20.7% of the post –Merger outstanding stock.  The executive team of Beyond Commerce, Inc.  will maintain control of the new publicly traded entity. KaChing KaChing, Inc. had contributed $243,783 in revenue during the fourth quarter to the Company and incurred a loss of $365,989.  It contributed revenues of $177,243 and incurred a loss of $253,161 for the three months ended March 31, 2010.  KaChing had assets of $210,122 and liabilities of $290,659 as of December 31, 2009 and assets of $264,810 and liabilities of $391,832 at March 31, 2010.

Included in the  Merger was the assumption of  a  five year Master License agreement with Beyond Commerce, Inc. to: (i) utilize Beyond Commerce’s Back-end Processing Technology by retaining Beyond Commerce, Inc. to provide back-end processing services (“Back-end Processing Services”), in which KaChing will package on a private label basis with each Retail Web Stores sold by KaChing, and (ii) include as part of each Retail Web Stores a private label version of the i-Supply Internet shopping site, with i-Supply processing the orders placed by consumers through the Retail Web Stores .Beyond Commerce, Inc. owns I-Supply who controls  the vendor relationships, web based distribution system and E-commerce solution  to fulfill the orders.

Within five days following the end of each month, KaChing is required to pay to Beyond Commerce, Inc. five percent of the aggregate gross sales made from sales of all Retail Web Store’s during the prior month for which the Beyond Commerce, Inc. was providing the back-end processing services and order processing. Upon the one year anniversary date of this Agreement, the amount due to Beyond Commerce, Inc. shall be increased by two percent for a total of seven percent of the aggregate gross sales made from the sale of all Retail Web Store’s during the remaining four years of the Agreement.

On April 27, 2010, one of our 12% convertible note holders converted their note of $50,000 into shares of common stock at a conversion rate of $0.10. This resulted in an issuance of 500,000 shares of common stock.  In addition the note holder also converted their accumulated interest on their note into shares of the Company’s common stock at a conversion rate of $0.10.  The total interest converted was $13,717 and converted into 137,167 of the Company’s common shares.

On April 27, 2010, the Company issued 6,000,000 shares of common stock valued at $480,000 for professional services rendered.

Item 2.  Management's Discussion and Analysis of Financial Condition

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to Beyond Commerce, Inc., a Nevada corporation formerly known as BOOMj, Inc. and Reel Estate Services, Inc. respectively and, unless otherwise specified, also includes our wholly-owned subsidiaries, BOOMj.com, Inc., a Nevada corporation and LocalAdLink, Inc., a Nevada corporation. ..  During the fiscal period covered by this Quarterly Report, KaChing KaChing, Inc., a Nevada corporation we formed in the third quarter of 2009,  and LocalAdLink, Inc., a Nevada corporation, whose business we sold to a third party in October, 2009, were wholly owns subsidiaries.  Accordingly, the operations of LocalAdLink and KaChing KaChing are included herein during the periods that those subsidiaries were operating as our subsidiaries.

 On April 22, 2010, KaChing KaChing, Inc. was merged into a Delaware public company (now also known as “KaChing KaChing, Inc.”), of  which we only own 20.7% of the outstanding stock.  Accordingly, references to”us,” “this company,” “ our company,” and other similar statements regarding our future business and operations will not include KaChing KaChing.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2009 and the “Risk Factors” section set forth in Item 1A of Part II of this Report. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

During the fourth quarter of 2009, we started a new company, KaChing KaChing and have consolidated the operations of this entity into our fiscal 2009 operating results and the three months ended March 31, 2010.  In November of 2008 we changed our name from Boomj, Inc. to Beyond Commerce, Inc.

The goal of this company is to generate revenues primarily from E-commerce transactions, store licenses and website advertising. Throughout 2009, we operated BOOMj, www.BOOMj.com, the leading niche portal and social networking site for Baby Boomers and Generation Jones.  Revenues from this website were derived from advertising sales and E-commerce transactions effected through the on-line store on that website.  Our LocalAdLink subsidiary operated a website, www.LocalAdLink.com, and a local search directory and advertising network that brings local advertising to geo-targeted consumers.  We started to generate revenues from sales of local advertising through LocalAdLink after that product was released in October 2008.  On October 9, 2009, LocalAdLink Inc., a wholly-owned subsidiary of the Company, sold its LocalAdLink Software (the “Software”) and all of their assets related to the Software including the rights to the name LocalAdLink, the LocalAdLink trademark, the  Web site,  www.LocalAdLink.com , and a local search directory and advertising network that brings local advertising to geo-targeted consumers, .  We will continue to sell advertising as it had prior to inception of Local Ad Link, Inc., however on a different scale with a greater emphasis on business to business sales.

Another  revenue source, i-SUPPLY, www.i-SUPPLY.com, is a retail storefront for any third party Websites that we commercially released in March 2009.  A major component of our business strategy in 2010 is to maximize revenues from E-commerce sales made through our BOOMj Store.  In order to be able to offer and sell products through that website, we needed to obtain credit from the vendors of the products offered on the website.   Because of our weak financial condition in 2009, we did not receive the amount of credit from vendors that we needed and, as a result, we were not able to effectively operate the BOOMj Store (in fact, the BOOMj Store had limited operations during the later part of 2009 and the three months ended March 31, 2010 as we closed the website in order to upgrade its features).

Our final source of revenue during the first quarter of - 2010 was KaChing KaChing, an early-stage development company with a limited operating history that we launched its website www.kachingkaching.com in September 2009.  KaChing is a progressive e-commerce company dedicated to offering of an e-commerce solution that provides individual store owners the ability to create, manage and earn money from product sales generated from their individual online web stores. However, on April 22, 2010, KaChing merged with Duke Mining Company, Inc. to become a new public company.  Although we still own 20.7% of KaChing’s outstanding stock and we have entered into a five-year licensing/management agreement with KaChing, our future operating results will not include the operations or financial results of KaChing KaChing.

We reported a consolidated net loss from continuing operations of $937,420 for the three months ended March 31, 2010, and a consolidated net loss of $1,178,654 for the three months ended March 31, 2009.  The loss for the three months ended March 31, 2010 was principally attributable to the decrease in revenues, as more fully explained in “Revenues” below.

We sold our LocalAdLink operations in October 2009 and revenue and expenses related to LocalAdLink have been segregated into one line item in the statement of operations titled “Loss from discontinued operations before income taxes.”

Results of Operations — Revenues

Our goal is to generate revenues from the sale of various products to our website users and from advertising fees. We commenced our i-SUPPLY operations during the second quarter of 2009 and our KaChing KaChing operations during the end of the third quarter of 2009, and sold the LocalAdLink division during the fourth quarter of 2009.  Excluding the operations of LocalAdLink (which are included in “discontinued operations”, our revenues increased from $26,987 to $390,991 for the three months ended March 31, 2009 and 2010, respectively. This increase in sales resulted from  the sales from  our KaChing KaChing operations during the three months ended March 31, 2010. Since we have now disposed of a majority interest in KaChing, we will no longer recognize any revenues that KaChing may hereafter generate.  However, KaChing has entered into a Master Licensing Agreement with us, pursuant to which we now provide certain back-end internet services to KaChing.  We will, therefore, receive a license fee from KaChing, which license fee is based on the gross revenues of KaChing.  During the first quarter ended March 31, 2010, we also derived approximately $205,000 of revenue from the operation of our i-Supply division.  Revenues generated in the first fiscal quarter of 2009 were principally derived from product sales from the Boomj.com website.

As of the date of this Quarterly Report, we own a 20.7% interests in KaChing KaChing, Inc., a Delaware public company.  KaChing will be managed by our officers, and will utilize our back offices services during the next five years and will pay us a percentage based fee for those services.  Accordingly, we will continue to have a material financial interest in the operations and business of KaChing.

Throughout 2009 until October 2009, we had $13,049,619 in revenue which was derived from LocalAdLink operations which is reflected in “Loss from discontinued operations before income taxes.” Because we sold LocalAdLink we will not generate future revenues from this entity.

Operating Expenses

Selling, general and administrative expenses (SG&A), including related party expenditures, for the three month period ended March 31, 2010 were $506,690. This reflects a decrease of $745,932 in SG&A expenses from the $1,252,622 reported for the three month period ended March 31, 2009. The change in SG&A expenses is attributable to decreased operating costs and employees for the three months ended March 31, 2010 as compared to three month period ended March 31, 2009.  This decrease in staff and facility needs is largely attributable to our reducing costs and a reduction in staff as we conserved our limited cash resources.   Our SG&A expenses are expected to gradually increase during the current fiscal year ending December 31, 2010 as we increase our operations and advertising. Professional fees for the three month period ended March 31, 2010, including related party, were $84,801. The largest component of professional fees consists of legal and accounting fees. This reflects a decrease of $157,739 in professional fees as compared to $238,540 for the three month period ended March 31, 2009. Included in the professional fees and SG&A are non-cash items of $81,727 for the three months ended March 31, 2010 as compared to $183,688 for the three month period ended March 31, 2009 in stock issued in exchange for a variety of consulting services and employee options granted.

Depreciation and amortization expense for the three months ended March 31, 2010 was $60,777. This reflects an increase of $12,779 in depreciation and amortization expense from the $47,998 reported for three month period ended March 31, 2009. The increase in expense is attributable to the amortization of the asset additions during the period ended December 31, 2009.  Interest expense, of $883,951 for the three months ended March 31, 2010, of which $775,290 was to related parties and reflects a decrease of $534,345 from the interest expense of $1,418,296 for the three month period ended March 31, 2009. The loan discount relates to the sundry loans procured by us during the year ended December 31, 2007, fiscal 2008 and fiscal 2009. Interest expense also includes non-cash expenses related to the value of warrants issued to investors who invested in our convertible notes and the related debt discounts from beneficial conversion features or allocating the loan proceeds between the debt and equity issued. Our decrease in interest expense is due to loan fees and loan discount amortization being fully expensed during 2009.  The decrease is also attributable to the conversion of convertible debt to stock during 2009. The loan discount relates to the sundry loans procured by us during 2007, 2008 and 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had a working capital deficit of $13,838,418.  Cash and cash equivalents at March 31, 2010 were $2,128, a decrease of $5,077 from the balance of $7,205 at December 31, 2009.  Our current level of operations does not generate sufficient cash to fund our working capital needs.  Accordingly, we will have to raise capital to fund our short-term working capital needs.  No assurance can be made that we will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred a loss of $937,420 for the three month period ended March 31, 2010. Our current liabilities less debt, deferred revenue and derivatives exceeded current assets by $5,117,199 at March 31, 2010, and negative cash flow from continuing operating activities for the three months ended March 31, 2010 was $46,114.  In addition, on January 31, 2010 we were unable to pay our secured convertible promissory note holders the amounts due to them as the notes had matured.  As a result, under the terms of the notes, the holders may at any time elect to notify us of the default and foreclose on essentially all of our assets.  In addition, the OmniReliant notes contain cross default provisions, such that those notes are also in default due to our being in default of the secured convertible promissory notes.  The total amount outstanding on these notes as of March 31, 2010 was $5,023,322.  These factors, and our lack of ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient funds on hand to fund our on-going day to day operating expenses. We have been unable to fully pay our employees since the fourth quarter of 2009, and a limited amount of money has gone to vendors.  In February 2010, we temporarily moved out of our office space and moved into new office space at the end of April.  We do not have any bank credit lines. Accordingly, we will have to obtain additional funding in the near future in order to continue our operations. Although the amount of revenues that we are now generating from our existing operations (excluding LocalAdLink, which we sold in 2009) is increasing gradually on a monthly basis, we do not anticipate that we will generate sufficient cash from operations to fund our working capital needs until the second half of 2010, at the earliest. Also, as noted above, we currently have in excess of $5 million of secured promissory notes that are in default and thus immediately due and payable.  In addition, in February 2010, the US Treasury placed a lien on essentially all of the assets of Boomj.com Inc. because of approximately $700,000 of unpaid payroll taxes.  Accordingly to continue operating and to fund operations for the next twelve months, we will have to continue to seek additional financing from various sources in the immediate future, including from the sale of convertible debt or equity securities and possibly from joint ventures, partnerships, and other strategic relationships.  We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. In addition we are maximizing the margins in our remaining product lines and expanding the capabilities of the widget technologies of our i-SUPPLY division along with identifying some strategic partners to assist in the distribution channels through product and operating lines of credit. If we do not obtain sufficient additional funds in the immediate future, we will have to suspend some of our operations, scale down our current and proposed future operations or, if those actions are not sufficient, terminate our operations. Should we obtain financing at a price below $0.10 per share of our common stock, additional substantial dilution to our existing shareholders will occur.   Although our revenues will be less than last year when we still owned LocalAdLink, we believe that our cash flow from operations may improve in 2010 because LocalAdLink utilized substantial resources.  (LocalAdLink generated approximately $13,050,000 of revenues in fiscal 2009, but those operations also had a net loss of $7,580,839.), We believe our remaining I-Supply operations, together with the KaChing KaChing licensing and servicing fees, will have higher margins and be more cost effective as those operations continue to ramp up.

All of the convertible notes that we have issued during the past year in order to fund our working capital needs mature during 2010 (most of which matured on January 31, 2010).  Accordingly, in addition to having to raise funds to continue to operate, we also will have to raise funds to repay these convertible notes (to the extent that such notes are not converted by the holders).   Alternatively, we will have to try to obtain loan extensions or forbearances from the noteholders.  As of March 31, 2010, the total amount of our short-term borrowings was $6,381,655.  There can be no assurance that we will be able to obtain extensions or forbearances from all of our note holders should we be unable to raise the necessary capital to retire the debt currently outstanding.

If we are unable to obtain additional funds through debt or equity financing or if funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to develop and expand operations or in the extreme situation, cease operations altogether.

Operating Activities

Net cash used in continuing operating activities for the three month period ended March 31, 2010 was $46,114. This was mainly attributable from the use of cash in operations as we established new businesses and operations. Accounts Receivable increased $377 to $11,074 on March 31, 2010 from $10,697 on December 31, 2009.   Other Assets decreased 353,016 to 299,435 on March 31, 2010 from $652,451 on December 31, 2009.  This is mainly due to discontinued operations of LAL from the fourth quarter of 2009.  Accounts Payable on March 31, 2009 and December 31, 2009 was $2,348,550 and $2,278,347 respectively, an increase of $70,203.  The increase is attributed mainly to professional fees incurred and unpaid.   Deferred revenues decreased $544,066 on March 31, 2010 to 212,196 from $756,262 on December 31, 2009.  The decrease is due to the capturing of deferred revenue from LAL sales from 2009 and the lack of any LAL sales during the three months ended March 31, 2010.

Investing Activities

Net cash used in continuing investing activities for the three month period ended March 31, 2010 was $19,837, a decrease of $67,985 compared to the $87,822 used by investing activities for the  three month period ended March 31, 2009. The company expended less for purchase of computer and office equipment and expenditures related to its business development during the quarter ended March 31, 2010 than March 31, 2009.

Financing Activities

Net cash provided by continuing financing activities for the three month period ended March 31, 2010 was $25,000, a decrease of $341,000 from the net cash provided by continuing financing activities for the three month period ended March 31, 2009, which was $366,000.    During the three month period ended March 31, 2010, we did not repay any debt securities or convert secured debt into shares of common stock.  For the three months ended March 31, 2009, we repaid $42,000 of debt securities.

As a result of the above activities, we experienced a net decrease in cash of $5,077 for the three month period ended March 31, 2010. Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors through the sale of its securities and through a continued increase in revenues.

 Discontinued Operations (LocalAdLink)

In October 2009, we sold the assets of our LocalAdLink division.  Revenues for LocalAdLink for the three months ended March 31, 2010 and 2009 were $270,707 and $6,017,181, respectively.  Net operating gain (loss) for the three months ended March 31, 2010 and 2009 were $37,408 and $(1,483,934), respectively.  Operating expenses for the three months ended March 31, 2010 and 2009 were $20,802 and $2,392,315, respectively.  For the three months ended March 31, 2010 and 2009, the cost of goods sold were $209,381 and 5,108,800, respectively.  The division had a working capital deficit of $5,792,933 at March 31, 2010 and a cash balance of $1,270.

Other

We do not believe that inflation has had a material impact on our business or operations.

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

Due to significant reductions in the number of employees we did not have sufficient people to meet the requirements of our internal control over financial reporting.  There were no significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 5. OTHER INFORMATION

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A.  Risk Factors

There has been no material change in the Risk Factors set forth in the “Risk Factors” section of the Company’s Form 10-K for the year ended December 31, 2009, other than as set forth below:

We are currently in default under the terms of our secured loans, and those lenders could declare a default and foreclose on our assets at any time.

We currently have outstanding $5,023,322of short-term convertible promissory notes that are secured by a lien on all of this company’s assets. On January 31, 2010 we were unable to pay these secured convertible promissory note holders the amounts due to them as the notes had matured.  Under the terms of the notes, the holders may at any time elect to notify us of the default and foreclose on essentially all of our assets.  In addition, the OmniReliant notes contain cross default provisions, such that those notes are also in default due to our being in default of the secured convertible promissory notes.  Accordingly, a default under the convertible promissory notes could result in the foreclosure of all of our assets and the termination of our business.

We will need significant additional capital, which we may be unable to obtain.

We currently only have sufficient cash available to continue our current operations into June 2010. Our capital requirements in connection with our expanding commercial operations have been, and will continue to be, significant. We need to obtain a significant amount of additional funds to fund our working capital needs, to continue to market our Web site, to offer a broader range of products on our e-commerce site, and to otherwise expand our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are not able to raise additional funds in the near future, we may have to severely reduce our operations or even terminate our business.  There can be no assurance that we will be able to obtain additional funds.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NA

Item 3. Defaults Upon Senior Securities

January 31, 2010 we were unable to pay our secured convertible promissory note holders the amounts due to them as the notes had matured.  Under the terms of the notes, the holders may at any time elect to notify us of the default and foreclose on essentially all of our assets.  In addition, the OmniReliant notes contain cross default provisions, such that those notes are also in default due to our being in default of the secured convertible promissory notes.  The total amount outstanding on these notes as of March 31, 2010 was $5,023.322.

Item 4. RESERVED

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
31.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2010.

By:	/s/ Robert J. McNulty
Robert J. McNulty, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark V. Noffke
Mark V. Noffke, Chief Financial Officer
(Principal Financial Officer)