Form 10-Q/A
period 2010-03-31
Beyond Commerce
filed 2010-09-01
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

(702) 589-7555
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

Explanatory Note

We are filing this amendment No 1 to  Form 10Q/A to provide corrected unaudited financial information for the period ended March 31, 2010.

We previously filed Form 8K to notify you to not rely on the unaudited financial information for the period ended March 31, 2010 included in our May 14, 2010 Form 10-Q.

As previously reported our wholly owned subsidiary, KaChing KaChing (“KaChing Nevada”)and Duke Mining, Inc. entered into a reverse merger on April 22, 2010.  Prior to the consummation of the reverse merger, certain warrants were issued by KaChing KaChing.

While preparing our second quarter financial statements we determined that there was an error in the fair value calculation associated with those KaChing KaChing warrants issued in the first quarter of 2010.  Consequently, we should have recorded an additional $259,805 of compensation expense in the quarter ended March 31, 2010.  Further information is provided in the footnotes to the financial statements later in this document.

These financial statements for the period ended March 31, 2010 continue to speak as of May 14, 2010, the date of they were filed in Form 10-Q, and we have not updated the disclosures contained in this financial statements to reflect any events that occurred at a date subsequent to May 14, 2010.

BEYOND COMMERCE, INC.
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2010

Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet at March 31, 2010 and December 31, 2009 (Unaudited)	4

Condensed Consolidated Statements of Operations for the Three month period ended March 31, 2010 & 2009 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three month period ended March 31, 2010 & 2009 (Unaudited)	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7- 16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-21

PART II. OTHER INFORMATION

Item 6. Exhibits	23

SIGNATURES	24

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

	March 31, 2010	December 31, 2009
	(as restated)
ASSETS
Current assets :
Cash	$2,128	$7,205
Accounts receivable	11,074	10,697
Prepaid loan cost	-	33,681
Prepaid loan cost – related party	-	37,889
Other current assets	248,476	518,677
Total current assets	$261,678	$608,149

Property, website and computer equipment	1,071,395	1,051,558
Less: Accumulated depreciation and amortization	(578,348)	(517,571)
Property, website and computer equipment – net	$493,047	$533,987

Other Assets	50,960	62,204

Total assets	$805,685	$1,204,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short term borrowings	$3,425,000	$3,400,000
Short term borrowings - related party	2,811,170	2,180,533
Accounts payable	2,354,409	2,251,951
Accounts payable - related party	26,397	26,396
Note derivative liability	322,843	180,632
Note derivative liability – related party	1,950,010	2,425,473
Other current liabilities	2,809,988	2,207,830
Other current liabilities – related party	188,083	251,386
Deferred Revenue	212,196	756,262
Total current liabilities	$14,100,096	$13,680,463

Commitments and contingencies

Stockholders’ Deficit :
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2010 and December 31, 2009, 59,493,311 and 58,793,311 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	$59,493	$58,793
Preferred stock,$.001 par value of 50,000,000 shares authorized and no shares issued		-
Additional paid in capital – as restated	18,085,629	17,744,799
Accumulated deficit – as restated	(31,439,533)	(30,279,715)
Total stockholders' deficit	$(13,294,411)	$(12,476,123)

Total Liabilities and Stockholders' Deficit	$805,685	$1,204,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month period ended March 31,
Unaudited

	2010	2009

Revenues
License & membership, net	$382,749	$-
Merchandise sales, net	8,242	26,987
Total Revenue	$390,991	$26,987

Operating expenses
Cost of products sold, net	$125,444	$14,525
Selling general & administrative – as restated	611,070	1,229,214
Selling general & administrative – related party - as restated	155,425	23,408
Professional fees	84,801	160,640
Professional fees – related party	-	77,900
Depreciation and amortization	60,777	47,998
Total costs and operating expenses – as restated	$1,037,517	$1,553,685

Loss from operations – as restated	(646,526)	(1,526,698)

Non-operating income (expense)
Interest expense	(108,661)	(1,418,296)
Interest expense – related party	(775,290)	-
Income/(expense) related to derivative	-	1,766,340
Income related to derivative – related party	333,252	-
Interest income	-	-
Total non-operating Income (expense)	$(550,699)	$348,044

Loss from continuing operations before income taxes – as restated	(1,197,225)	(1,178,654)
Gain (Loss) from discontinued operations net of income taxes	37,407	(1,483,934)

Provision for income tax	-	-
Net loss – as restated	$(1,159,818)	$(2,662,588)
Net (loss) per common share – basic and diluted	$(0.02)	$(0.06)
Net (loss) per common share -basic and diluted - continuing operations	$(0.02)	$(0.03)
Net (loss) per common share -basic and diluted - discontinued operations	$(0.00)	$(0.03)

Weighted average number of common shares outstanding	59,115,783	41,206,905

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

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. During the three months ended March 31, 2010, the Company generated a consolidated net loss of $1,159,818 and realized a negative cash flow from operating activities of $46,114.  As of March 31, 2010, there is an accumulated deficit of $31,439,533 and a working capital deficiency of $13,838,418. The Company will need to raise additional capital and/or obtain financing by the end of the second quarter of 2010 to continue operations in 2010. In addition, on January 31, 2010 we were unable to pay our secured convertible promissory note holders the amounts due to them as the notes - matured.  Under the terms of the notes, the holders may at any time elect to declare a default and foreclose on essentially all of our assets.  In addition, the OmniReliant notes contain cross default provisions, such that those notes are also in default due to our being in default of the secured convertible promissory notes.  The total amount outstanding on these notes as of March 31, 2010 was $5,023,322.  These factors, and our lack of ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

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

Summary financial information for the two reportable segments is as follows:

	2010	2009

Operations: BOOMj.com dba i-SUPPLY
Net sales	$213,748	$26,987
Gross Margin	203,319	12,462
Depreciation	46,503	(47,998)
Assets	378,310	762,382
Capital Expenditures	-	7,642
Net Loss	(71,160)	(1,462,364)

Operations: LocalAdLink (Discontinued)
Net sales	$270,707	6,017,181
Gross Margin	61,326	904,645
Depreciation	-	(3,773)
Assets	151,869	2,095,192
Capital Expenditures	-	80,180
Net (Loss) Gain	37,409	1,483,934

Operations: KaChing KaChing
Net sales	$177,243	-
Gross Margin	62,227	-
Depreciation	14,274	-
Assets	264,810	-
Capital Expenditures	19,838	-
Net Loss – as restated	(512,966)	-

Consolidated
Consolidated Operations:
Net sales	$390,991	$26,987
Gross Margin	265,547	12,462
Other operating expenses – as restated	(851,296)	(1,491,162)
Depreciation	(60,777)	(47,998)
Non-operating income (expense)	(550,669)	348,044
Income (loss) from discontinued operations	37,407	(1,483,984)
Net Loss – as restated	(1,159,818)	(2,662,588)
Assets	805,685	3,367,726
Basic & Diluted Net Loss Per Share	(.02)	(0.06)
Capital Expenditures	19,838	87,822

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

Numerator

Basic and diluted net loss per share:

	2010	2009
	(as restated)
Net loss available to common stockholders – as restated	$(1,159,818)	$(2,662,558)

Denominator

Basic and diluted weighted average number of shares outstanding	59,115,783	41,206,905

Basic and diluted net loss per share	$(0.02)	(0.06)

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS (not described elsewhere)

The Company paid $0 and $8,918 for the three months ended March 31, 2010 and 2009, respectively for interest. The Company did not make any payments for income tax during the three months ended March 31, 2010 or 2009.

NOTE 14 - DISCONTINUED OPERATIONS

The following table summarized the statement of operations for the discontinued operation for the three months ended March 31

	2010		2009

Sales	$270,707		$6,017,181
Cost of sales	209,381		5,112,536
Gross Profit(Loss)	$61,326		$904,645
Operating expense	(20,802)		(2,393,806)
Operating Expense- Related Party	-		-
Non Operating Expenses	(3,115	) )	-
Gain (Loss) from discontinued operations	$37,409		$(1,483,934)

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

NOTE 16 – CORRECTION OF AN ERROR

Upon incorporation of KaChing Nevada, our consolidated subsidiary, it was the intent of KaChing Nevada to issue KaChing Nevada warrants to fifty-four individuals and / or entities (employees and consultants of KaChing Nevada) for their assistance with starting up and working with the new company.  At the KaChing Nevada ’s first board of directors meeting on February 19, 2010 they authorized for issuance warrants to acquire 21,443,019 shares of KaChing Nevada common stock with an exercise price of $0.001 per share and a term of 5 years.  All of the warrants vested immediately.

At the time of issuance of the warrants, Ka Ching Ka Ching was a wholly owned subsidiary of Beyond Commerce, Inc. and had no publicly traded stock of its own in which to readily determine the stocks fair value.  We had originally used par value to determine the value of the warrants issued. We have subsequently determined that we should have used fair value to determine the value of the warrants issued.  In accordance with guidance derived from the AICPA Audit and Accounting Practice Series “Valuation of Privately-Held-Company Equity Securities Issued As Compensation” we decided to use the enterprise value market approach.  Because we set the exercise price of the warrants at our common stock’s par value, we valued those warrants as if we had issued common stock.  We calculated the fair value of our common stock at $0.0259 per share as of the February 2010 issuance date by deriving it from enterprise value of  Beyond Commerce, Inc. whose common stock was publicly traded. Consequently, we should have recorded an additional $259,805 (including $121,260 associated with warrants for Officers and certain members of the board of directors) of compensation expense in our consolidated financial statements for the quarter ended March 31, 2010 and we have recorded same in these restated financial statements.

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

We reported a consolidated net loss from continuing operations of $1,197,225 for the three months ended March 31, 2010, and a consolidated net loss of $1,178,654 for the three months ended March 31, 2009.  The loss for the three months ended March 31, 2010 was principally attributable to the decrease in revenues, as more fully explained in “Revenues” below.

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

Operating Expenses

Selling, general and administrative expenses (SG&A), including related party expenditures, for the three month period ended March 31, 2010 were $766,495. This reflects a decrease of $486,127 in SG&A expenses from the $1,252,622 reported for the three month period ended March 31, 2009. The change in SG&A expenses is attributable to decreased operating costs and employees for the three months ended March 31, 2010 as compared to three month period ended March 31, 2009.  This decrease in staff and facility needs is largely attributable to our reducing costs and a reduction in staff as we conserved our limited cash resources.  Our SG&A expenses are expected to gradually increase during the current fiscal year ending December 31, 2010 as we increase our operations and advertising. Professional fees for the three month period ended March 31, 2010, including related party, were $84,801. The largest component of professional fees consists of legal and accounting fees. This reflects a decrease of $157,739 in professional fees as compared to $238,540 for the three month period ended March 31, 2009. Included in the professional fees and SG&A are non-cash items of $81,727 for the three months ended March 31, 2010 as compared to $183,688 for the three month period ended March 31, 2009 in stock issued in exchange for a variety of consulting services and employee options granted.

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

As shown in the accompanying consolidated financial statements, we incurred a loss of $1,197,225 for the three month period ended March 31, 2010. Our current liabilities less debt, deferred revenue and derivatives exceeded current assets by $5,117,199 at March 31, 2010, and negative cash flow from continuing operating activities for the three months ended March 31, 2010 was $46,114.  In addition, on January 31, 2010 we were unable to pay our secured convertible promissory note holders the amounts due to them as the notes had matured.  As a result, under the terms of the notes, the holders may at any time elect to notify us of the default and foreclose on essentially all of our assets.  In addition, the OmniReliant notes contain cross default provisions, such that those notes are also in default due to our being in default of the secured convertible promissory notes.  The total amount outstanding on these notes as of March 31, 2010 was $5,023,322.  These factors, and our lack of ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of August, 2010.

By:	/s/ Robert J. McNulty
Robert J. McNulty, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark V. Noffke
Mark V. Noffke, Chief Financial Officer
(Principal Financial Officer)