Form 10-Q
period 2010-06-30
Beyond Commerce
filed 2010-09-15
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

Commission file number: 000-52490

Beyond Commerce, Inc.
(Exact name of registrant as specified in its charter)

Nevada 98-0512515
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Coronado Center Drive
Suite 120
Henderson, Nevada 89051

(Address of principal executive offices, including zip code)

(702) 952.9549
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of September 9, 2010, there were outstanding 83,484,979 shares of the registrant’s common stock.

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

	June 30, 2010	December 31, 2009
ASSETS
Current assets :
Cash	$1,727	$7,205
Accounts receivable (net of allowance for doubtful accounts of $41,206 and $0 at June 30, 2010 and December 31, 2009 respectively)	66,459	10,697
Prepaid loan cost	-	33,681
Prepaid loan cost - related part	-	37,889
Other current assets	59,542	518,677
Total current assets	$127,728	$608,149

Property, website, and computer equipment	1,350,620	1,051,558
Less: Accumulated depreciation and amortization	(605,383)	(517,571)
Property, website, and computer equipment - Net	$745,237	$533,987

Other Assets	$29,636	$62,204
Investment in Related Parties	2,970,555	-
Total Other Assets	$3,000,191	$62,204

Total Assets	$3,873,156	$1,204,340

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short term borrowings	$3,250,000	$3,400,000
Short term borrowings - related party	2,956,655	2,180,533
Accounts payable	2,376,452	2,251,951
Accounts payable - related party	6,242	26,396
Note derivative liability	1,772,991	180,632
Note derivative liability - related party	4,137,344	2,425,473
Other current liabilities	2,551,274	2,207,830
Other current liabilities - related party	384,918	251,386
Deferred Revenue	-	756,262
Total current liabilities	$17,435,876	$13,680,463

Commitments and contingencies

Stockholders' Deficit :
Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2010 and December 31, 2009, 73,914,312 and 58,793,311 issued and outstanding at June30, 2010 and December 31, 2009, respectively	$73,914	$58,793
Preferred stock,$.001 par value of 50,000,000 shares authorized and no shares issued	-	-
Additional paid in capital	19,330,758	17,744,799
Accumulated deficit	(32,967,392)	(30,279,715)
Total stockholders' deficit	$(13,562,720)	$(12,476,123)
Total Liabilities and Stockholders' Deficit	$3,873,156	$1,204,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month period ended June 30,
Unaudited

	2010	2009

Revenues	$159,909	$141,984

Operating expenses
Cost of products sold, net	$68,506	$5,970
Selling general & administrative	419,285	1,687,151
Selling general & administrative - Related party	3,056,764	6,930
Professional fees	711,323	521,850
Professional fees - Related party	-	77,740
Depreciation and amortization	59,863	48,570
Loss on disposition of assets	33,702	-
Total cost and operating expenses	$4,349,443	$2,348,211

Income(Loss) from operations	(4,189,534)	(2,206,227)

Non-operating income (expense)
Interest expense	(132,530)	(3,102,193)
Interest expense - Related party	(175,612)	-
Gainon deconsolidation of subsidiary	6,687,530	-
Income/(expense) related to derivative	(3,637,482)	2,231,694
Total non-operating Income (expense)	$2,741,906	$(870,499)

Loss from continuing operations before income taxes	(1,447,628)	(3,076,726)
Gain (Loss) from discontinued operations net of income taxes	32,749	(2,840,246)

Provisions for income tax	-	-
(Loss) before equity income (Loss) of Investee	$(1,414,879)	$(5,916,972)

Loss from equity method of investee	(112,980)	-
Net income (loss)	$(1,527,859)	$(5,916,972)

Net income (loss) per common share - basic and diluted	$(0.02)	$(0.13)
Net income (loss) per common share-basic and diluted-continuing operations	$(0.02)	$(0.07)
Net income (loss) per common share-basic and diluted-discontinued operations	$0.00	$(0.06)

Weighted average number of common shares outstanding	66,110,347	43,837,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the six month period ended June 30,
Unaudited

	2010	2009

Revenues	$550,900	$168,972

Operating expenses
Cost of products sold, net	$193,950	$20,495
Selling general & administrative	1,030,355	2,916,367
Selling general & administrative - related party	3,212,189	30,338
Professional fees	796,124	682,490
Professional fees - Related party	-	155,640
Depreciation and amortization	120,640	96,568
Loss on disposition of assets	33,702	-
Total cost and operating expenses	$5,386,960	$3,901,898

Loss from operations	(4,836,060)	(3,732,926)

Non-operating income (expense)
Interest expense	(241,192)	(4,520,489)
Interest expense - Related party	(950,902)	-
(Gain) on deconsolidation of subsidiary	6,687,530	-

Income/(expense) related to derivative	(3,304,230)	3,998,034

Total non-operating Income (expense)	$2,191,206	$(522,455)

Gain (loss) from continuing operations before income taxes	(2,644,854)	(4,255,381)
Gain (loss) from discontinued operations net of income taxes	70,158	(4,324,180)
Provisions for income tax	-	-
(Loss) before equity income (loss) of Investee	$(2,574,696)	$(8,579,561)

Loss from equity method of investee	(112,981)	-
Net income (loss)	$(2,687,677)	$(8,579,561)

Net income (loss) per common share - basic and diluted	$(0.04)	$(0.20)
Net income (loss) per common share-basic and diluted-continuing operations	$(0.04)	$(0.10)
Net income (loss) per common share-basic and diluted-discontinued operations	$0.00	$(0.10)

Weighted average number of common shares outstanding	63,230,730	42,522,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six month period ended June 30,
Unaudited

	2010	2009
Net cash used in operating activities	$(22,974)	$(1,530,768)

Cash flows from investing activities:
Cash paid to purchase property and equipment	(44,785)	(11,333)
Net cash used in investing activities	$(44,785)	$(11,333)

Cash flows from financing activities:
Issuance of stock - net of offering costs	-	20,000
Cash received from short term borrowings	25,000	4,788,000
Payment on short term borrowings		(768,500)
Cash paid for debt financing fees		(430,000)
Net cash provided by financing activities	$25,000	$3,609,500

Discontinued Activates:
Net cash used in operating activities	$37,281	$(1,872,717)
Net cash used in investing activities	-	(109,596)
Net cash provided by (used in) discontinued operations	37,281	(1,982,313)

Net decrease in cash & cash equivalents	(5,478)	85,086

Cash & cash equivalents, beginning balance	7,205	100,086
Cash & cash equivalents, ending balance	$1,727	$185,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BEYOND COMMERCE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Beyond Commerce, Inc., formerly known as BOOMj, Inc. (the “Company”, and “we”), is a multi-faceted business serving as a media hub for high traffic web properties, and owns and operates synergistic technology, in Ad Networking, and E-Commerce.  Our initial business was BOOMj.com, Inc. a niche portal and social networking site for Baby Boomers and Generation Jones. This migrated into our E-Commerce platform known as  i-SUPPLY, an online storefront that offered easy to use, fully customizable E-commerce services, and revenue solutions for any third party Web site large or small, and hosted  local ads, providing extensive reach for our proprietary advertising partner network platform.

During the third quarter of 2009 the Company formed another subsidiary, KaChing KaChing, Inc., a Nevada corporation.  Kaching Kaching has an E-commerce platform that provides a complete turn-key E-commerce solution to third party store owners. Individual KaChing KaChing on line store owners have the ability to create, manage and earn money from product sales generated from their individual Web stores. On April 22, 2010, KaChing merged with Duke Mining Company, Inc. to become a new public company.  As a result of the merger transaction, Kaching Kaching no longer was a wholly owned subsidiary, and our interest in outstanding capital stock of Kaching Kaching, Inc. was reduced to 20.8%.  Although we still own 20.8% of KaChing’s outstanding stock, our future operating results will include only our proportionate share of the results of operations or financial results of KaChing KaChing.

Until October 2009, we owned another subsidiary,  LocalAdLink,  which operated a website, a local search directory and advertising network that brings local advertising to geo-targeted consumers.

During the second quarter 2010 we acquired 100% of the outstanding stock of Adjuice, Inc. in order to enhance our presence in the Ad Networking business. The Adjuice network distributes leads to over 350 retail clients along seven major verticals, all offering top payouts. Adjuice owns and manages over 120 sites, all optimized for brand recognition and conversion performance.  Adjuice has a solid infrastructure for selling its own products, targeting  advertisers and publishers and their related downstream partners with Adjuice’ s tailored lead generation programs.

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

The condensed consolidated financial statements and the notes thereto for the periods ended June 30, 2010 and 2009 included herein have been prepared by management and are unaudited. Such condensed financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature except for those pertaining to the divestiture described in Note 15 and related to the derivatives in Note 7 and 8. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2010.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2009 in the Form 10-K, filed with the SEC on April 21, 2010.

The Company currently maintains its corporate office in Henderson, Nevada.

NOTE 2 - SELECTED ACCOUNTING POLICIES

Investments Accounted for Under the Equity Method

Under the equity method of accounting, we record our original investment at cost and periodically adjust it for the Company’s proportionate share of the investees’ net income or loss which is included in the line item “Loss from equity method investee” in the consolidated statements of operations. Any excess of the carrying value of the investment over the underlying net equity of the investee is evaluated each reporting period for impairment.

Reclassifications:  Certain comparative amounts from prior periods have been reclassified to conform to the current year's presentation. These changes did not affect previously reported net loss.

Fair Value of Financial Instruments

The carrying value of the current assets and liabilities approximate fair value due to their relatively short maturities except for certain of the short-term borrowings which are net of $0 debt discount in 2010 and $776,122 in 2009.

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

Management considers all of its derivative liabilities to be Level 3 liabilities.  There were no movements between levels during 2010 or 2009.  At June 30, 2010 and December 31, 2009 the Company had outstanding derivative liabilities, including those from related parties of $5,910,335 and $2,606,105

Revenue Recognition – Kaching Kaching, Inc.

Kaching Kaching, Inc. generates its revenue from store licenses sold on its internet website.   Revenue for this subsidiary is recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. During the three and six months ended June 30, 2010, the Company generated a consolidated net loss of $1,527,859 and $2,687,676 respectively.  As of June 30, 2010, there is an accumulated deficit of $32,967,392 and a working capital deficiency of $17,308,147. The Company will need to raise additional capital and/or obtain financing in order to continue its operations. In addition, certain secured promissory notes matured on January 31, 2010 and we were unable to pay our secured convertible promissory note holders the amounts due to them.  Under the terms of the notes, the holders may at any time elect to declare a default and foreclose on essentially all of our assets.  In addition, promissory notes that we issued to OmniReliant also contain cross default provisions, such that those notes are also in default due to the default on the secured convertible promissory notes.  The total principal amount outstanding on these notes as of June 30, 2010 was $1,623,322.  These factors, and our lack of ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in attempting to raise capital from additional debt and equity financing. Due to its limited revenues, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

NOTE 4 - PROPERTY, WEBSITE AND COMPUTER EQUIPMENT

Property and equipment at June 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Office and computer equipment	$166,054	$275,122
Website	1,184,566	776,436
Total property, website and computer equipment	1,350,620	1,051,558
Less: accumulated depreciation	(605,383)	(517,571)
Total property, website and computer equipment	$745,237	$533,987

NOTE 5 - OTHER ASSETS

Other current assets at June 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Prepaid commissions	$26,126	$294,872
Credit Card processor retentions	27,839	132,606
Other	5,577	91,199
Total	$59,542	$518,677

Other assets at June 30, 2010 and December 31, 2009 consisted of the following:
	2010	2009
Rent Deposits	$25,985	$31,763
Credit Card Reserve	431	20,084
Vendor Deposit	3,220	10,357
TOTAL	$29,636	$62,204

NOTE 6 - OTHER CURRENT LIABILITIES

Other current liabilities at June 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Accrued interest	$797,136	$508,554
Accrued interest - related party	186,919	180,720
Accrued commission	2,436	7,272
Accrued payroll and related expenses	554,595	523,240
Accrued payroll and related expenses – related party	70,173	-
Payroll tax liability	1,021,945	1,018,325
Credit Cards	86,980	121,719
Other	88,182	150,442
Other- related party	127,826	70,666
Total other current liabilities	$2,936,192	$2,580,938

NOTE 7 - SHORT TERM BORROWINGS
	6/30/2010	12/31/2009
Note payable to Carole Harder bearing an annual interest rate of 12%, unsecured, due 1/31/10*	$190,000	$190,000
Convertible Promissory Notes, bearing an annual interest rate of 12%, secured, due 1/31/10*	2,060,000	2,210,000
Convertible Promissory Notes, bearing an annual interest rate of 18%, secured, due 5/16/10	1,333,333	1,333,333
Convertible Promissory Notes due 10/15/2010 **	141,663	141,663
Convertible Promissory Notes due 10/15/2010 **	291,665	291,665
Convertible Promissory Notes due 10/15/2010 **	116,666	116,666
Convertible Promissory Notes due 10/15/2010 **	373,332	373,332
Convertible Promissory Notes due 10/15/2010 **	699,996	699,996
Sundry Bridge Notes, bearing an annual interest rate 12%, unsecured, due - 1/31/2010*	1,000,000	1,000,000
	-	-
Total principal	$6,206,655	$6,356,655
Less: unamortized debt discount	-	(776,122)
Net balance	$6,206,655	$5,580,533

The above notes listed as Convertible Promissory Note Holders, except for $1,333,333 and $25,000, have a lien on all the assets of the Company.   * The above notes with maturity dates on January 31, 2010 are in default as of the date of these financial statements for failure to pay the principal and accrued interest at Maturity. ** The above Convertible Preferred Promissory Notes due OmniReliant Holdings with maturity dates ranging from July29, 2010 through October 15, 2010 are also in default under cross-default provisions contained in those agreements.

In February 2010, Kaching  received $25,000 from an accredited investor as a short-term advance in a bridge transaction, subject to consummation of the merger between Duke Mining and Kaching (see Note 16).  The advance, upon successful completion of the merger, was converted into 236,667 shares of the post merger Kaching common stock.

In the second quarter of 2010, three of our note holders converted principal and interest of their convertible promissory notes into shares of the Company common stock at a conversion rate of $0.10 per share.  Total principal converted was $150,000, which was converted into 1,500,000 shares of the Company common stock.  Total accrued interest was $42,100 and was converted into 420,979 shares of the Company common stock.

NOTE 8 - COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

As of June 30, 2010 our authorized capital stock consisted of 200,000,000 shares of common stock, par value $.001 per share of which we had 73,914,312 issued and outstanding shares of common stock. The Company issued 15,121,001shares of common stock during the six month period ended June 30, 2010.

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

On April 27, 2010 the Company issued 6,000,000 shares of the Company's unrestricted common stock valued at $ 480,000 for consulting and investment banking services in connection with various merger and acquisition strategies

On April 29, 2010 the Company issued 637,167 shares of unrestricted shares of common stock to an investor for conversion of $50,000 note payable and accrued interest.

On May 19, 2010 the Company issued 6,000,000 shares of unrestricted shares of common stock to the stockholders and debt holders of Adjuice, Inc. which the Company acquired.

On May 19, 2010 the Company issued 500,000 shares of common stock to an officer of the Company as payment of accrued wages.

On May 27, 2010 the Company issued 642,167 shares of unrestricted shares of common stock to an investor for conversion of $50,000 note payable and accrued interest.

On June 7, 2010 the Company issued 641,667 shares of unrestricted shares of common stock to an investor for conversion of $50,000 note payable and accrued interest.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants:

Exercise Price	Outstanding December 31st, 2009	Issued in 2010	Transferred/ Exercised		Outstanding June 30, 2010
$0.01	113,520			(1)	113,520
$0.10	109,008,215		55,000		109,063,215
$0.30	30,300				30,300
$0.50	101,000			(1)	101,000
$0.70	1,244,116		(15,000)		1,229,116
$0.90	-
$0.93	3,127,860				3,127,860
$1.00	2,743,246		(40,000)		2,703,246
$2.40	132,310			(1)	132,310
	116,500,567				116,500,567

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

(2)	In May and June 2010, the Company agreed to amend the strike price of 40,000 warrants to $0.10 from $1.00 and 15,000 warrants to $0.10 from $0.70.

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

Option Group	Outstanding December 31, 2009	Issued Six months ended June 30, 2010	Terminated/ Transferred/ Exercised	Outstanding June 30, 2010
$.10-.49	468,500	1,500,000	(150,500)	1,818,000
$.50-.69	873,274	-	(773,274)	100,000
$.70-.89	1,098,602	-	(553,602)	545,000
$.90-.99	686,844	-	(661,844)	25,000
$1.00-1.25	770,694	-	(365,694)	405,000
$1.26-1.70	219,637	-	(209,637)	10,000
	4,117,551	1,500,000	(2,714,551)	2,903,000

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model.  The Company recorded a share-based compensation expense of $155,740 and $685,661 for the three months ended June 30, 2010 and 2009, respectively.  The Company recorded a share-based compensation expense of $216,467 and $1,504,476 for the six months ended June 30, 2010 and 2009, respectively.

In the second quarter of 2010, the Company modified two option agreements totaling 500,000 shares of the Company’s common stock to an officer of the Company.  The modification was to reduce the exercise price of the options to $0.10 per share.  The Company used a Black Scholes model to estimate the change in fair value at the time of the modification.  The modification resulted in an increase in fair value of approximately $6,000 which is being amortized over the remaining vesting period of those options.

In connection with our purchase of Adjuice, Inc. (see Note 16), we entered into an employment agreement with the principal stockholder of Adjuice, Inc. in which we agreed to issue two options (1) for the executive to acquire 1,500,000 shares of our common stock with a strike price of $0.10 per share, that vests 50% after completion of 1 year of service and the remaining 50% ratably over the following 12 months and has a term of 5 years and (2) a second option to acquire 75,000 shares of our common stock (with the same terms as the first option except for the vesting) for each $100,000 in cumulative EBITDA over any 4 consecutive quarters achieved through the executives efforts using the current resources of Adjuice, Inc.  The Company used a Black Scholes model to value the first option with a total value of approximately $130,000.  The Company has determined that under a probability weighted evaluation that the value of the second option is clearly immaterial and no value was recorded at inception.  Should the likelihood of issuance increase in future quarters, additional expense will be recorded at that time.  The second option was not included in the table above.

Convertible Securities

As of June 30, 2010, the Company had an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that exceeded the number of the Company’s total authorized common shares by approximately 45,787,251 shares. The Company determined that the excess shares were related to warrants issued in 2009. These excess shares were triggered by the Company issuing shares of stock in October 2009 at $0.10 per share.  This caused all convertible instruments with reset provisions to reset the exercise price and conversion price to $0.10, which triggered provisions within the respective instruments that greatly increased the number of potential shares issuable on their exercise or conversion.  Based upon FASB accounting guidance, the Company determined the fair value of these excess shares using the Black-Scholes valuation model. The Company revalued this liability at June 30, 2010 and December 31, 2009 and determined the value to be approximately $1,053,107 and $950,000, respectively.

In 2009 the Company issued convertible notes and warrants that contained reset provisions in regards to the associated conversion and exercise features (see Note 7).  In accordance with FASB guidance related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of the notes and warrants and bifurcated them from the host contracts as a derivative by recognizing additional liability for the fair value assigned to those derivative features.

The change in fair value of all derivative liabilities of approximately $3,304,000 for the period ended June 30, 2010 was recognized in the statement of operations under the expense related to derivative line item.

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

NOTE 9 - COMMITMENTS and CONTINGENCIES

Legal Matters

In 2008 the Company filed suit against its former President, CEO for breach of confidentiality and non-compete while employed and also post employment, breach of fiduciary duty and other matters, and the Company is seeking to enforce certain non-compete agreements.  The former CEO subsequently counter-sued the Company for breach of contract, breach of implied covenant of good faith and fair dealing and other matters.  The former CEO is seeking to be awarded $75,000 in cash plus at least 3.3 million shares of stock of the Company.  No amounts have been recorded by the Company as of June 30, 2010 and the date of these financial statements.

The Company filed suit in the Eighth Judicial District of Nevada on July 7, 2010 against Sichenzia, Ross, Friedman, Ference, LLP;, the Company’s former law firm and against Darrin Ocasio, an attorney at that firm. The claims alleged include breach of contract and breach of fiduciary duty while representing the Company.

Facilities Lease

The Company’s offices are currently located in the office space of Kaching Kaching, Inc.  Since May 2010, Kaching has not charged the Company any rent for the use of this space.

Total rent expense incurred by the Company, which includes month to month rental expenditures was $21,020 and $0 for the three month period ended June 30, 2010 and 2009, respectively and $54,240 and $52,326 for the six months ended June 30, 2010 and 2009 respectively. The Company closed its California office in May of 2009.

Tax Lien

On February 17, 2010, the Internal Revenue Service placed a federal tax lien of $756, 711 and $176,097 on June 14, 2010 against all of the property and rights to the property of Boomj.com for unpaid federal payroll withholding taxes for the year ended December 31, 2009.

NOTE 10 – SEGMENT REPORTING

Beyond Commerce, Inc managed its operations through three business segments: BOOMj.com  dba i-SUPPLY, KaChing KaChing and Adjuice. Each unit owns and operates the segments under the respective names.

The Company evaluates performance based on net operating profit. Administrative functions such as finance, treasury, and information systems are centralized and although they are not considered operating segments are presented below for informative purposes. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments share facilities in Henderson NV. In the event any supplies and/or services are provided to one operating segment by the other, the transaction is valued according to the company’s transfer policy, which approximates market price. The costs of operating the segments are captured discretely within each segment. The Company’s leasehold improvements, property, computer equipment, inventory, and results of operations are captured and reported discretely within each operating segment.

Summary financial information for the reportable segments as of the six months ended June 30 is as follows:

	2010	2009
Operations: BoomJ.com dba I-Supply
Net Sales	$297,158	$168,972
Gross Margin	283,305	148,477
Depreciation	(91,207)	(96,568)
Assets	298,212	621,180
Capital Expenditures	44,785	3,691
Net Loss	(283,984)	(3,263,526)

Operations: KaChing KaChing (through 4/22/2010)
Net Sales	$205,105	$-
Gross Margin	65,613	-
Depreciation	(17,605)	-
Assets	-	-
Capital Expenditures	-	-
Net (Loss) Gain	(416,116)	-

Operations: Adjuice (commencing May 20,2010)
Net sales	$48,637	$-
Gross Margin	8,032	-
Depreciation	(11,828)	-
Assets	577,555	-
Capital Expenditures	-	-
Net (Loss) Gain	(160,199)	-

Operations: LocalAdLink (Discontinued)
Net sales	$400,335	$10,487,230
Gross Margin	105,813	464,342
Depreciation	-	(10,206)
Assets	16,300	2,536,902
Capital Expenditures	-	109,596
Net (Loss) Gain	70,158	(4,324,180)

Consolidated
Consolidated Operations:
Net sales	$550,900	$168,972
Gross Margin	356,950	148,477
Other Operating Expenses	(5,072,371)	(3,784,835)
Depreciation	(120,640)	(96,568)
Non-operating income (expense)	2,078,227	(522,455)
Income (loss) from discontinued operations	70,158	(4,324,180)
Net Loss	(2,687,676)	(8,579,561)
Assets	3,873,156	4,840,462
Basic & Diluted Net Loss Per Share	(0.04)	(0.20)
Capital Expenditures	44,785	120,929

Summary financial information for the reportable segments as of the three months ended June 30 is as follows:

	2010	2009
Operations: BoomJ.com dba I-Supply
Net Sales	$83,410	$141,985
Gross Margin	79,985	136,015
Depreciation	(44,704)	(48,570)
Assets	298,212	621,180
Capital Expenditures	44,785	3,951
Net Loss	(212,824)	(1,801,162)

Operations: KaChing KaChing (through 4/22/10)
Net Sales	$27,862	$-
Gross Margin	3,386	-
Depreciation	(3,331)	-
Assets	-	-
Capital Expenditures	-	-
Net (Loss) Gain	96,849	-

Operations: Adjuice (commencing 5/20/10)
Net sales	$48,637	$-
Gross Margin	8,032	-
Depreciation	(11,828)	-
Assets	577,555	-
Capital Expenditures	-	-
Net (Loss) Gain	(160,199)	-

Operations: LocalAdLink (Discontinued)
Net sales	$129,628	$4,470,049
Gross Margin	49,487	(440,303)
Depreciation	-	(6,433)
Assets	16,300	2,536,902
Capital Expenditures	-	29,416
Net (Loss) Gain	32,749	(2,840,246)

Consolidated
Consolidated Operations:
Net sales	$159,909	$141,984
Gross Margin	91,403	136,015
Other Operating Expenses	(4,221,074)	(2,293,671)
Depreciation	(59,863)	(48,570)
Non-operating income (expense)	2,741,906	(870,499)
Income (loss) from discontinued operations	32,749	(2,840,246)
Net Loss	(1,414,879)	(5,916,972)
Assets	3,873,156	1,204,340
Basic & Diluted Net Loss Per Share	(0.02)	(0.20)
Capital Expenditures	44,785	3,951

NOTE 11 – RELATED PARTIES (not described elsewhere)

During the three and six months ended June 30, 2009, we paid Linlithgow Holdings, a major stockholder, a total of $77,740 and $255,640, respectively for consulting services and advertising commissions rendered to us.  There were no payments during the same periods in 2010.

During the three month period ended June 30, 2010 and 2009, we paid FA Corp. a total of $10,010 and $6,930 respectively for various services provided to us by Mr. Murray Williams.  Mr. Williams is a member of our Board of Directors and the principal stockholder of FA Corp.   During the six month period ended June 30, 2010 and 2009, we paid FA Corp. a total of $19,866 and $30,338 respectively for various services provided to us by Mr. Murray Williams.

NOTE 12 – NET LOSS PER SHARE OF COMMON STOCK

The Company follows FASC 260-10 which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share).  The total number of such stock options shares excluded from the diluted net loss per common share presentation was 171,872,917 and 30,906,562 at June 30, 2010 and 2009, respectively.

Warrants outstanding exercisable into 116,500,567 shares of the Company’s common stock vested options exercisable into 505,800 shares of the Company’s common stock and convertible debt that is convertible into 54,866,550 shares of the Company’s common stock are not included in the computation of diluted earnings per share because the effect of these instruments would be anti-dilutive (i.e., reduce the loss per share) for the three months ended June 30, 2010. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the sixmonths ended June 30, 2010 and 2009:

Numerator Basic and diluted net loss per share:	2010	2009
Net loss available to common stock holders	$(2,687,676)	$(8,579,561)

Denominator

Basic and diluted weighted average number of shares outstanding	63,230,730	42,522,800

Basic and diluted net loss per share	$(0.04)	$(0.20)

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS (not described elsewhere)

The Company paid $0 interest for the three and six month periods ended June 30, 2010.  For the same periods in 2009, the Company paid $25,276 and $34,194 respectively for interest.  The Company did not make any payments for income tax during the three and six month periods ended March 31, 2010 or 2009.

NOTE 14 - DISCONTINUED OPERATIONS

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

The following table summarized the statement of operations for the discontinued operation of LocalAdLink for the six months ended June 30:

	2010	2009
Sales	$400,335	$10,487,230
Cost of sales	294,522	10,022,888
Gross Profit (Loss)	105,813	464,342
Operating expense	(29,490)	(4,788,500)
Operating expense - Related Party	-	-
Non-Operating Expenses	(6,165)	(22)
Gain (Loss) from discontinued operations	$70,158	$(4,324,180)

The following table summarized the statement of operations for the discontinued operation for the three months ended June 30:

	2010	2009
Sales	$129,629	$4,470,049
Cost of sales	85,142	5,112,536
Gross Profit (Loss)	44,487	(642,487)
Operating expense	(8,688)	(2,197,737)
Operating expense - Related Party	-	-
Non-Operating Expenses	(3,050)	(22)
Gain (Loss) from discontinued operations	$32,749	$(2,840,246)

NOTE 15 - DIVESTITURE OF KACHING KACHING:

On April 9, 2010 , Duke Mining Company, Inc., a Delaware corporation (“Duke Delaware”), entered into an Agreement and Plan of Merger (the “Reorganization Agreement”), with KaChing KaChing, Inc., a Nevada corporation (“KaChing Nevada”), which provided that KaChing Nevada would merge with and into Duke Delaware (the “Merger”), with Duke Delaware being the surviving corporation and changing its name to “Kaching Kaching, Inc.” (“KaChing,”).  The Merger was effective on April 22, 2010, when a certificate of merger was filed in the State of Delaware and an articles of merger was filed in the State of Nevada. In connection with the Merger, the Company received shares in the new entity representing 20.8% of the post –Merger outstanding stock.  Prior to the merger with Duke Mining Company, Inc., this Company transferred 4,900,000 shares of the 10,000,000 shares it owned to a related party, for technical services rendered and recorded a related expense of $3,056,764 accordingly.  The Condensed Consolidated Statement of Operations includes Kaching's operation activity through the date of the merger as outlined in the segment reporting.  The Company has reported its pro rata share of Kaching's net loss for the post merger period on the Condensed Consolidated  Statement of Operations in the Non-operating Income (expense) section.

With the share payment and the divestiture of a portion of our ownership in KaChing KaChing we no longer have a majority ownership of KaChing KaChing but we do have common management with certain officers and directors.  We are now accounting for our remaining investment in KaChing KaChing under the equity method of accounting and will no longer be consolidating KaChing KaChing financial statements in our own.  When we deconsolidated KaChing KaChing we recognized a gain of $6,679,758.

At the time of the Reorganization Agreement, KaChing KaChing raised approximately $1 million from outside parties through the issuance of secured convertible promissory notes with a conversion price of $0.62 per share.  In addition, at the time of the Reorganization Agreement and for a significant period thereafter including through June 30, 2010, there was no active market in the stock of KaChing KaChing.  We used the conversion price of the $1 million secured convertible notes as the best evidence of the fair value of the consideration we received and valued our investment using that price.  Subsequent to June 30, 2010 the market for KaChing KaChing began operating, and as of September 13, 2010, the stock of KaChing KaChing had a closing price on the over-the-counter bulletin board of $5.14 per share (all share amounts of KaChing KaChing are adjusted to the pre-merger share counts).

Summarized financial information for KaChing KaChing is presented below:

At June 30, 2010, the summarized assets and liabilities of KaChing KaChing were as follows:

Current assets	$146,232
Property and equipment, net	266,832
Other assets	37,148
Total Assets	$450,212

Current liabilities	$290,080
Long-term debt	307,094
Derivative liabilities	955,135
Total Liabilities	$1,552,309

Our proportionate share of the net liabilities of KaChing KaChing as of June 30, 2010 was approximately $229,000.

At June 30, 2010, the summarized operations of KaChing KaChing for the three months ended June 30, 2010 were as follows:

Revenues	$100,667
Operating expenses	700,518
Loss from operations	$(599,851)
Non-operating expenses	59,341
Net loss	$(659,192)

NOTE 16 - ACQUISITION OF ADJUICE INC.:

On May 19, 2010 the Company entered into a Share Exchange Agreement (the "Agreement") with all of the shareholders of Adjuice, Inc. ("Adjuice"), an online media and marketing company. Under the Agreement, the Company agreed to issue and exchange 5,100,000 shares of its common stock for all of the issued and outstanding stock of Adjuice. In addition, the Company also agreed to issue 900,000 shares of its common stock to two secured lenders of Adjuice to re-pay in full, and terminate two Adjuice secured loans. The Agreement further contains an earn-out provision that provides for the issuance of an additional 4,450,000 shares from the Company's common stock on the first anniversary of the transaction upon the achievement of certain gross revenue targets by Adjuice, now a subsidiary of the Company.  No provision has been recorded for the three month period ended as of June 30, 2010 due to the immateriality of any such provision for this period.  The Condensed Consolidated Statement of Operations includes operating activity for Adjuice from the date of the acquisition through June 30, 2010.

Revenue reflected in these financial statements specific to Adjuice since the May 19, 2010 acquisition was $48,637.

Preliminary purchase price allocation

The Company is in the process of assessing the fair value of assets acquired and the liabilities assumed. The preliminary allocation of the purchase price as reflected herein is based on the best information available to management at the time that these financial statements were filed and is provisional pending, among other things, the finalization of the valuation of selected items. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company may adjust the preliminary purchase price allocation after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates.

The following table summarizes the preliminary allocation of the acquisition purchase price based on the estimated fair value of the acquired assets and assumed liabilities:

Accounts receivable	$77,347
Other current Assets	3,353
Website	500,000
Other assets	3,527

Assets acquired	584,227

Accounts payable and other
current liabilities	93,500
Loans	63,000

Liabilities assumed	156,500

Net assets acquired	$427,727

Fair value of consideration given	$420,000

Gain recorded	$7,727

The final allocation of the purchase price will be determined at a later date and is dependent on a number of factors, including the final valuation of our tangible and identifiable intangible assets acquired and liabilities assumed on the closing date of the acquisition. Adjustments resulting from the final allocation of purchase price may be material.

The Company incurred approximately $10,673 of acquisition related expenses, which were included in professional fees expense in the Company’s statement of operations.

The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisition had been completed as of January 1 of the respective period.

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1 of each year or that may be obtained in the future

Proforma information for the three month period ended June 30:

	2010	2009
Sales	$241,591	$315,231
Cost of sales	87,897	143,680
Gross Profit (Loss)	153,694	171,551
Operating expense	(1,315,190)	(2,357,984)
Operating expense - Related Party	(3,056,764)	(84,670)
Non Operating (Income)/Expenses	(2,741,906)	870,459
Net Income/ (Loss)	$(1,476,355)	$(3,141,562)

Proforma information for the six month period ended June 30:

Sales	$995,422	$177,299
Cost of sales	524,901	202,783
Gross Profit (Loss)	470,521	(25,484)
Operating expense	(2,262,093)	(3,980,312)
Operating expense - Related Party	(3,212,189)	(30,338)
Non Operating (Income)/Expenses	(2,191,207)	522,415
Net Income/ (Loss)	$(2,812,555)	$(4,558,549)

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 18, 2010, which is the date they issued their financial statements, and concluded that the following subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements:

On July 7, 2010 the Company filed suit in the Eighth Judicial District of Nevada against Sichenzia, Ross, Friedman, Ference, LLP;, the Company’s prior law firm and against Darrin Ocasio, a lawyer at that firm. The claims alleged include breach of contract and breach of fiduciary duty while representing the Company.

On July 15, 2010 the Company issued 1,290,667 shares of restricted shares of common stock to an investor for conversion of $100,000 note payable and accrued interest.

On July 23, 2010, we issued 1,000,000 shares of unrestricted common stock pursuant to our S-1 registration statement which was effective as of 2/18/10 to an accredited investor in exchange for cash proceeds of $100,000.

On July 23, 2010, we entered into a non-exclusive consulting arrangement with Harborview Capital Management in exchange for 3,000,000 shares of Unrestricted common stock pursuant to our S-8 registration statement which was filed 4/23/10.

On July 31, 2010 the Company issued 4,280,000 shares of restricted shares of common stock to an investor for conversion of $800,000 note payable and accrued interest.

On August 26, 2010, the Company executed a convertible promissory note (the “Note”) in the principal amount of $150,000 payable Harborview Master Fund, LP (Harborview).  Pursuant to the Note, the Company promises to pay to Harborview $150,000 in cash on February 26, 2011. The Note is convertible at any time at a conversion price of the lesser of $0.10 per share or 60% of the lowest trade price within the 20 day period prior to the conversion notice.  The Note bears an initial interest rate of 10% until maturity. After the maturity date, the default rate of interest becomes 18% per month. Further, as part of the consideration provided to the Holder for the Note, the Holder also received a warrant for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital deficit of $17,308,148.   Our current level of operations does not generate sufficient cash to fund our working capital needs.  Accordingly, we will have to raise capital to fund our short-term working capital needs.  No assurance can be made that we will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

If we are unable to obtain additional funds through debt or equity financing or if funds cannot be obtained on terms favorable to us, we will be required to delay, further scale back or eliminate our plans to develop and expand operations or in the extreme situation, cease operations altogether.

Item 2.  Management's Discussion and Analysis of Financial Condition

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to Beyond Commerce, Inc., a Nevada corporation formerly known as BOOMj, Inc. and Reel Estate Services, Inc. respectively and, unless otherwise specified, also includes our wholly-owned subsidiaries, BOOMj.com, Inc., a Nevada corporation and LocalAdLink, Inc., a Nevada corporation.   During a part of the fiscal period covered by this Quarterly Report, KaChing KaChing, Inc., a Nevada corporation we formed in the third quarter of 2009 and which was merged into a Delaware public company,  and LocalAdLink, Inc., a Nevada corporation, whose business we sold to a third party in October, 2009, were wholly owned subsidiaries.  Accordingly, the operations of LocalAdLink and KaChing KaChing are included herein during the periods that those subsidiaries were operating as our subsidiaries.

On April 22, 2010, our then subsidiary KaChing KaChing, Inc. was merged into a Delaware public company (formerly known as “Duke Mining Company, Inc.” and now also known as “KaChing KaChing, Inc.”), of  which we currently only own 20.8% of the outstanding stock.  Accordingly, references to”us,” “this company,” “ our company,” and other similar statements regarding our future business and operations will not include KaChing KaChing.

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

Overview

This Company, formerly known as Reel Estate Services Inc. was incorporated in Nevada as a development stage company on January 12, 2006. We never earned any revenue from our former Reel Estate Services internet site, and in September 2007 prior management terminated those operations.

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

In April 2010 we divested a majority of our interest in Kaching Kaching and it merged into a public shell company.  We received 20.8% interest in the post merger shares of that company.

The goal of this company is to generate revenues primarily from E-commerce transactions, store licenses and website advertising. Throughout 2009, we operated BOOMj, www.BOOMj.com, the leading niche portal and social networking site for Baby Boomers and Generation Jones.  Revenues from this website were derived from advertising sales and E-commerce transactions effected through the on-line store on that website.  Our LocalAdLink subsidiary operated a website, www.LocalAdLink.com, and a local search directory and advertising network that brings local advertising to geo-targeted consumers.  We started to generate revenues from sales of local advertising through LocalAdLink after that product was released in October 2008.  On October 9, 2009, LocalAdLink Inc., a wholly-owned subsidiary of the Company, sold its LocalAdLink Software (the “Software”) and all of their assets related to the Software including the rights to the name LocalAdLink, the LocalAdLink trademark, the  Web site,  www.LocalAdLink.com , and a local search directory and advertising network that brings local advertising to geo-targeted consumers ..  We will continue to sell advertising as we had prior to inception of Local Ad Link, Inc., however on a different scale with a greater emphasis on business to business sales.

Another revenue source, i-SUPPLY, www.i-SUPPLY.com, is a retail storefront for any third party Websites that we commercially released in March 2009.  A major component of our business strategy in 2010 is to maximize revenues from E-commerce sales made through our BOOMj Store.  In order to be able to offer and sell products through that website, we needed to obtain credit from the vendors of the products offered on the website.   Because of our weak financial condition in 2009, we did not receive the amount of credit from vendors that we needed and, as a result, we were not able to effectively operate the BOOMj Store (in fact, the BOOMj Store had limited operations during the later part of 2009 and the six months ended June 30, 2010 as we closed the website in order to upgrade its features).

A source of revenue derived during the first quarter of 2010 was from KaChing KaChing, our subsidiary that we launched with its website www.kachingkaching.com in September 2009.  KaChing is a progressive e-commerce company dedicated to offering of an e-commerce solution that provides individual store owners the ability to create, manage and earn money from product sales generated from their individual online web stores. However, on April 22, 2010, KaChing merged with Duke Mining Company, Inc. to become a new public company.  Although we still own 20.8% of KaChing’s outstanding stock our future operating results will not include consolidated operations or financial results of KaChing KaChing but will include our pro rata share of the net income or loss.

On May 19, 2010 we acquired Adjuice, Inc.  Adjuice, Inc. is an online advertising network and lead generation company with over 22 million registered users, 700 affiliates and 350 retail clients in six major industries. Adjuice currently offer sales leads for debt companies, auto warranty companies, auto dealers, banks and insurance companies. The unique Adjuice platform provides a premium service that consistently commands some of the highest rates for leads sold in their respective industries.

We reported a consolidated net loss from continuing operations of $1,447,628 for the three months ended June 30, 2010, and a consolidated net loss of $3,076,726 for the three months ended June 30, 2009.

We sold our LocalAdLink operations in October 2009 and revenue and expenses related to LocalAdLink have been segregated into one line item in the statement of operations titled “Loss from discontinued operations before income taxes.”

Results of Operations — Revenues

Our goal is to generate revenues from the sale of various products to our website users and from advertising fees. We commenced our i-SUPPLY operations during the second quarter of 2009 and our KaChing KaChing operations during the end of the third quarter of 2009, and sold the LocalAdLink division during the fourth quarter of 2009.  Excluding the operations of LocalAdLink (which are included in “discontinued operations”, our revenues increased from $141,984 to $159,909 for the three months ended June 30, 2009 and 2010, respectively. For the six months ended June 30, our sales increased from $168,972 for 2009 to $550,900 for 2010.  This increase in sales resulted from  sales from  our KaChing KaChing and Adjuice operations during the three months ended June 30, 2010. Since we have now disposed of a majority interest in KaChing, we will no longer recognize any revenues that KaChing may hereafter generate.  Kaching Kaching generated $27,862 and $205,105 for the three and six month periods ended June 30, 2010 respectively.  There were no sales for Kaching Kaching for the same periods in 2009.

As of the date of June 30, 2010, we own a 20.8% interest in KaChing KaChing, Inc., a Delaware public company.  KaChing is currently managed by our officers.  Accordingly, we will continue to have a material financial interest in the operations and business of KaChing. However the Kaching operation will no longer be consolidated in our financial statements.

Throughout 2009 until October 2009, we had $13,049,619 in revenue which was derived from LocalAdLink operations which is reflected in “Loss from discontinued operations before income taxes.” Because we sold LocalAdLink we will not generate future revenues from this entity.

Operating Expenses

Selling, general and administrative expenses (SG&A), including related party expenditures, for the three month period ended June 30, 2010 were $3,476,049 and for the six month period then ended of $4,242,544. This reflects an increase of $1,781,968 in SG&A expenses from the $1,694,081 reported for the three month period ended June 30, 2009 and an increase of $1,295,839 in SG&A expenses from the $2,946,705 reported for the six month period ended June 30, 2009. The change in SG&A expenses is attributable to divestiture expenses of $3,056,764 for services provided by a related party in regards to the KaChing KaChing, Inc. spin-off (see note 15 of the financial statements included in this quarterly report) and decreased operating costs and employees for the three months ended June 30, 2010 as compared to three month period ended June 30, 2009. Included in the SG&A expenses are Kaching Kaching SG&A expenses of $361,552 and $645,251 for the three and six month periods ended June 30, 2010 respectively.  There were no SG&A expenses for Kaching Kaching for the same periods in 2009.  This decrease in staff and facility needs is largely attributable to our reducing costs and a reduction in staff as we conserved our limited cash resources.   Our SG&A expenses are expected to gradually increase during the current fiscal year ending December 31, 2010 as we increase our operations and advertising. Professional fees for the three and six month periods ended June 30, 2010, including related party, were $711,323 and $796,124, respectively. The largest component of professional fees consists of consulting, legal and accounting fees. This reflects an increase of $111,733 in professional fees as compared to $599,590 for the three month period ended June 30, 2009 and a decrease of $42,006 from $838,130 from the six months ended June 30,2009. Included in the professional fees and SG&A are non-cash items of $480,000 and $547,272 for the three and six months ended June 30, 2010 as compared to $158,688 and $1,137,170 for the three and six month periods ended June 30, 2009 which non cash items reflect the issuance of stock in exchange for a variety of consulting services and employee options granted. Included in professional fees are Kaching Kaching expenses of $0 and $17,416 for the three and six month periods ended June 30, 2010 respectively.  There were no professional fee expenses for Kaching Kaching for the same periods in 2009.

Depreciation and amortization expense for the three and six month periods ended June 30, 2010 were $59,863 and $120,640, respectively. This reflects an increase of $11,113 in depreciation and amortization expense from the $48,570 reported for the three month period ended June 30, 2009 and an increase of $24,072 from the $96,568 reported for the six month period ended June 30, 2009.  Included in depreciation and amortization expense are Kaching Kaching expenses of $3,331 and $17,605 for the three and six month periods ended June 30, 2010 respectively.  There were no depreciation and amortization expenses for Kaching Kaching for the same periods in 2009. Interest expense for the three and six month periods ended June 30, 2010 were $308,142 and $1,192,093, respectively. This reflects a decrease of $2,794,051 in expense from the $3,102,193 reported for three month period ended June 30, 2009 and a decrease of $3,328,396 from the $4,520,489 reported for the six month period ended June 30, 2009.   Interest expense includes the expensing of loan discounts related to the sundry loans procured by us during the year ended December 31, 2007, fiscal 2008 and fiscal 2009. Interest expense also includes non-cash expenses related to the value of warrants issued to investors who invested in our convertible notes and the related debt discounts from beneficial conversion features or allocating the loan proceeds between the debt and equity issued. Our decrease in interest expense is due to loan fees and loan discount amortization being fully expensed during 2009.  The decrease is also attributable to the conversion of convertible debt to stock during 2009. The loan discount relates to the sundry loans procured by us during 2007, 2008 and 2009.

Due to the divestiture of Kaching Kaching, expenses attributable to it will not be consolidated in the future.

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital deficit of $17,308,147.  Cash and cash equivalents at June 30, 2010 were $1,727, a decrease of $5,478 from the balance of $7,205 at December 31, 2009.  Our current level of operations does not generate sufficient cash to fund our working capital needs.  Accordingly, we will have to raise capital to fund our short-term working capital needs.  No assurance can be made that we will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could materially and adversely affect our operations and our viability, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred a loss of $1,527,859 and $2,687,676 for the three and six month periods ended June 30, 2010. Our current liabilities less debt, deferred revenue and derivatives exceeded current assets by $5,191,157 at June 30, 2010, and negative cash flow from continuing operating activities for the six months ended June 30, 2010 was $22,974.  In addition, on January 31, 2010 we were unable to pay our secured convertible promissory note holders the amounts due to them as the notes had matured.  As a result, under the terms of the notes, the holders may at any time elect to notify us of the default and foreclose on essentially all of our assets.  In addition, the OmniReliant notes contain cross default provisions, such that those notes are also in default due to our being in default of the secured convertible promissory notes.  The total amount outstanding on these notes as of June 30, 2010 was $4,873,322.  These factors, and our lack of ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient funds on hand to fund our on-going day to day operating expenses. We have been unable to fully pay our employees since the fourth quarter of 2009, and a limited amount of money has gone to vendors.  In February 2010, we temporarily moved out of our office space and moved into Kaching Kaching’s office space at the end of April 2010 (Kaching currently is allowing us to use some of their office space without charging us rent).  We do not have any bank credit lines. Accordingly, we will have to obtain additional funding in the near future in order to continue our operations. Our existing operations and source of revenues currently consists primarily of the Adjuice operations.  If we are able to obtain a minimal amount of additional funding to increase Adjuice’s budget we anticipate that Adjuice’s operations may generate sufficient cash to fund our working capital needs by the end of 2010.  Also, as noted above, we currently have in excess of $5 million of secured promissory notes that are in default and thus immediately due and payable.  In addition, in February 2010 and June 2010, the US Treasury placed liens on essentially all of the assets of Boomj.com Inc. because of approximately $900,000 of unpaid payroll taxes.  Accordingly to continue operating and to fund operations for the next twelve months, we will have to continue to seek additional financing from various sources in the immediate future, including from the sale of convertible debt or equity securities and possibly from joint ventures, partnerships, and other strategic relationships.  We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. Obtaining additional funding is expected to be very difficult because of the foregoing working capital deficit, the existing default under our secured promissory notes, the IRS lien, the current status of our operations, and the capital markets.  Should we obtain financing at a price below $0.10 per share of our common stock, additional substantial dilution to our existing shareholders will occur as a result of certain anti-dilution provisions in our existing promissory notes.  Although our revenues will be less than last year when we still owned LocalAdLink, we believe that our cash flow from operations may improve in 2010 because LocalAdLink utilized substantial resources.   (LocalAdLink generated approximately $13,050,000 of revenues in fiscal 2009, but those operations also had a net loss of $7,580,839.), We believe our remaining I-Supply operations, together with operating activities of Adjuice Inc., will have higher margins and be more cost effective if we are able to ramp up those operations.

All of the convertible notes that we have issued during the past year in order to fund our working capital needs mature during 2010 (most of which matured on January 31, 2010).  Accordingly, in addition to having to raise funds to continue to operate, we also will have to raise funds to repay these convertible notes (to the extent that such notes are not converted by the holders).   Alternatively, we will have to try to obtain loan extensions or forbearances from the noteholders.  As of June 30, 2010, the total amount of our short-term borrowings was $6,205,655.  There can be no assurance that we will be able to obtain extensions or forbearances from all of our note holders should we be unable to raise the necessary capital to retire the debt currently outstanding.

If we are unable to obtain additional funds in the near term through debt or equity financing or if funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to develop and expand operations or in the extreme situation, cease operations altogether.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2010 was $22,974 compared to $1,530,768 for the six months ended June 30, 2009.   In 2009 we were growing businesses that we later disposed of (LocalAdLink) or divested (KaChing KaChing).  Significant amounts of the expenses and gains recorded for the six months ended June 30, 2010 were of a non-cash nature, paid for through our issuance of our common stock and instruments convertible into our common stock or through changes in the value of derivative liabilities, which change in value primarily on the change in our stock price.  Until we are able to raise additional cash through the sale of new equity or debt, we will continue to use our stock as our currency.

Investing Activities

Net cash used in continuing investing activities for the six month period ended June 30, 2010 was $44,785, an increase of $37.143 compared to the $7,642 used by investing activities for the six month period ended June 30, 2009. The company expended resources to continue the development of its website assets.

Financing Activities

Net cash provided by continuing financing activities for the six month period ended June 30, 2010 was $25,000, a decrease of $3,584,500 from the net cash provided by continuing financing activities for the six month period ended June 30, 2009, which was $3,609,500.    During the six month period ended June 30, 2010, we converted $150,000 secured debt into shares of common stock.

As a result of the above activities, we experienced a net decrease in cash of $5,478 for the six month period ended June 30, 2010. Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors through the sale of its securities and through a continued increase in revenues.

Discontinued Operations (LocalAdLink)

Net cash provided by LocalAdLink in the six months ended June 30, 2010 was $37,281 compared to cash used by LocalAdLink of $1,982,313 for the six months ended June 30, 2009.  In 2010 we continue to collect on credit card reserves established by merchants in 2009 when we operated the subsidiary.  We do not expect significant cash flows in the future as the remaining credit card reserves were approximately $16,000 as of June 30, 2010.

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

Changes in internal controls over financial reporting

Due to significant reductions in the number of employees we did not have sufficient people to meet the requirements of our internal control over financial reporting.  There were no significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 5. OTHER INFORMATION

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 17, 2010 and June 14, 2010, the Internal Revenue Service placed a federal tax liens totalling $932,808 against all of the property and rights to the property of Boomj.com for unpaid federal withholding taxes for the year ended December 31, 2009.

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

We currently have outstanding $5,023,322 of short-term convertible promissory notes of which $3,683,322 of  that amount are secured by a lien on all of this company’s assets. On January 31, 2010 we were unable to pay these secured convertible promissory note holders the amounts due to them as the notes had matured.  Under the terms of the notes, the holders may at any time elect to notify us of the default and foreclose on essentially all of our assets.  In addition, the OmniReliant notes contain cross default provisions, such that those notes are also in default due to our being in default of the secured convertible promissory notes.  Accordingly, we could at any time lose all of this company’s assets to our secured lenders as a result of the existing defaults under the convertible promissory notes which foreclosure would result in the loss of all of our assets and the termination of our business.

We will need significant additional capital in order to continue operations, which we may be unable to obtain.

We currently only have sufficient cash available to continue our current operations into late September 2010. Our capital requirements in connection with our expanding commercial operations have been, and will continue to be, significant. We need to obtain a significant amount of additional funds to fund our working capital needs, to continue to market our Web site, to offer a broader range of products on our e-commerce site, and to otherwise expand our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Obtaining additional funding is expected to be very difficult because of our current large working capital deficit, the existing default under our secured promissory notes, the IRS lien that has been imposed on our assets, the current status of our limited operations, and the status of the capital markets in general.  If we are not able to raise additional funds in the near future, we may have to further reduce our limited operations or even terminate our business.  There can be no assurance that we will be able to obtain additional funds.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NA

Item 3. Defaults Upon Senior Securities

January 31, 2010 we were unable to pay our secured convertible promissory note holders the amounts due to them as the notes had matured.  Under the terms of the notes, the holders may at any time elect to notify us of the default and foreclose on essentially all of our assets.  In addition, the OmniReliant notes contain cross default provisions, such that those notes are also in default due to our being in default of the secured convertible promissory notes.  The total amount outstanding on these notes as of June 30, 2010 was $5,023.322.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of September, 2010.

By:	/s/ Robert J. McNulty
Robert J. McNulty, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark V. Noffke
Mark V. Noffke, Chief Financial Officer
(Principal Financial Officer)