Form 10-Q
period 2010-09-30
Beyond Commerce
filed 2010-11-22
CIK 1386049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐  No ☐ .

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

As of November 18, 2010, there were outstanding 84,131,812shares of the registrant’s common stock.

[2]

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

	September 30, 2010	December 31, 2009
ASSETS
Current assets :
Cash	$1,237	$7,205
Accounts receivable (net of allowance for doubtful accounts of $41,206 and $0 at September 30, 2010 and December 31, 2009 respectively)	4,493	10,697
Accounts receivable – related party	150,718
Prepaid loan cost	-	33,681
Prepaid loan cost - related part	-	37,889
Other current assets	37,172	518,677
Total current assets	$193,620-	$608,149

Property, website, and computer equipment	1,350,620	1,051,558
Less: Accumulated depreciation and amortization	(673,511)	(517,571)
Property, website, and computer equipment - Net	$677,109	$533,987
Other Assets	$29,344	$62,204
Investment in Related Parties	1,999,644	-
Total Other Assets	$2,028,988	$62,204

Total Assets	$2,899,717	$1,204,340

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short term borrowings	$2,357,101	$3,400,000
Short term borrowings - related party	2,956,655	2,180,533
Accounts payable	2,502,197	2,251,951
Accounts payable - related party	26,396	26,396
Note derivative liability	349,934	180,632
Note derivative liability - related party	1,800,933	2,425,473
Other current liabilities	2,669,472	2,207,830
Other current liabilities - related party	489,880	251,386
Deferred Revenue	-	756,262
Total current liabilities	$13,152,568	$13,680,463

Commitments and contingencies

Stockholders' Deficit :
Common stock, $0.001 par value, 200,000,000 shares authorized as of September 30, 2010 and December 31, 2009, 84,131,812 and 58,793,311 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	$84,131	$58,793
Preferred stock,$.001 par value of 50,000,000 shares authorized and no shares issued	-	-
Additional paid in capital	20,734,530	17,744,799
Accumulated deficit	(31,071,512)	(30,279,715)
Total stockholders' deficit	$(10,252,851)	$(12,476,123)
Total Liabilities and Stockholders' Deficit	$2,899,717	$1,204,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

[3]

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month period ended September 30,
Unaudited

	2010	2009

Revenues	$26,454	$240,078

Operating expenses
Cost of products sold, net	$30,808	$42,175
Selling general & administrative	368,522	1,340,621
Selling general & administrative - Related party	8,778	6,930
Professional fees	376,605	732,310
Professional fees - Related party	-	77,740
Depreciation and amortization	68,127	48,473
Total cost and operating expenses	$852,840	$2,248,249

Income(Loss) from operations	(826,386)	(2,008,171)

Non-operating income (expense)
Interest expense	(165,285)	(3,077,482)
Interest expense - Related party	(20,833)	(62,800)
Income/(expense) related to derivative	3,889,275	(2,942,287)
Total non-operating Income (expense)	$3,703,157	$(6,082,569)

Income (Loss) from continuing operations before income taxes	2,876,771	(8,090,740)
Gain (Loss) from discontinued operations net of income taxes	(9,980)	(444,605)

Provisions for income tax	-	-
Income (Loss) before equity income (Loss) of Investee	$2,866,791	$(8,535,345)

Loss from equity method of investee	(970,911)	-
Net income (loss)	$1,895,880	$(8,535,345)

Net income (loss) per common share - basic and diluted	$.04	$(0.18)
Net income (loss) per common share-basic and diluted-continuing operations	$.05	$(0.17)
Net income (loss) per common share-basic and diluted-discontinued operations	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	77,884,383	46,619,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

[4]

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine month period ended September 30,
Unaudited

	2010	2009

Revenues	$577,354	$409,050

Operating expenses
Cost of products sold, net	$224,757	$62,670
Selling general & administrative	1,398,878	4,256,988
Selling general & administrative - related party	3,220,967	37,268
Professional fees	1,172,729	1,414,800
Professional fees - Related party	-	233,380
Depreciation and amortization	188,767	145,041
Loss on disposition of assets	33,702	-
Total cost and operating expenses	$6,239,800	$6,150,147

Loss from operations	(5,662,446)	(5,741,097)

Non-operating income (expense)
Interest expense	(406,477)	(7,597,971)
Interest expense - Related party	(971,735)	(62,800
Gain on deconsolidation of subsidiary	6,687,530	-
Income/(expense) related to derivative	585,046	1,055,747

Total non-operating Income (expense)	$5,894,364	$(6,605,024)

Gain (loss) from continuing operations before income taxes	231,918	(12,346,121)
Gain (Loss) from discontinued operations net of income taxes	60,177	(4,768,785)
Provisions for income tax	-	-
Gain (Loss) before equity income (Loss) of Investee	$292,095	$(17,114,906)

Loss from equity method of investee	(1,083,891)	-
Net income (loss)	$(791,796)	$(17,114,906)

Net income (loss) per common share - basic and diluted	$(.01)	$(0.39)
Net income (loss) per common share-basic and diluted-continuing operations	$.00	$(0.28)
Net income (loss) per common share-basic and diluted-discontinued operations	$(0.00)	$(0.11)

Weighted average number of common shares outstanding	72,679,602	43,737,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

[5]

BEYOND COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine month period ended September 30,
Unaudited

	2010	2009
Net cash used in operating activities	$(277,985)	$(6,584,380)

Cash flows from investing activities:
Cash paid to purchase property and equipment	(44,785)	(9,665)
Net cash used in investing activities	$(44,785)	$(9,665)

Cash flows from financing activities:
Issuance of stock - net of offering costs	100,000	20,000
Cash received from short term borrowings	175,000	9,158,000
Payment on short term borrowings		(1,730,167)
Cash paid for debt financing fees		(826,500)
Net cash provided by financing activities	$275,000	$6,621,333

Discontinued Activates:
Net cash used in operating activities	$41,802	$384,229
Net cash used in investing activities	-	(511,603)
Net cash provided by (used in) discontinued operations	41,802	(127,374)

Net decrease in cash & cash equivalents	(5,968)	(100,086)

Cash & cash equivalents, beginning balance	7,205	100,086
Cash & cash equivalents, ending balance	$1,237	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

[6]

BEYOND COMMERCE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Beyond Commerce, Inc., formerly known as BOOMj, Inc. (the “Company”, and “we”), is a multi-faceted business serving as a media hub for high traffic web properties, and owns and operates synergistic technology, in Ad Networking, and E-Commerce.  Our initial business was BOOMj.com, Inc. a niche portal and social networking site for Baby Boomers and Generation Jones.This migrated into our E-Commerce platform known as i-SUPPLY, an online storefront that offered easy to use, fully customizable E-commerce services, and revenue solutions for any third party Web site large or small, and hosted local ads, providing extensive reach for our proprietary advertising partner network platform.

During the third quarter of 2009 the Company formedanother subsidiary, KaChing KaChing, Inc., a Nevada corporation (“Kaching Nevada”).  Kaching Kaching has an E-commerce platform that provides a complete turn-key E-commerce solution to third party store owners. Individual KaChing KaChing on line store owners have the ability to create, manage and earn money from product sales generated from their individual Web stores. On April 22, 2010, KaChing merged with Duke Mining Company, Inc. to become a new public company.  As a result of the merger transaction, Kaching Kaching no longer was a wholly owned subsidiary, and our interest in outstanding capital stock of Kaching Kaching, Inc. was reduced to 20.8%.  Although we still own approximately20.6% of KaChing’s outstanding stock, our future operating results will include only our proportionate share of the income or loss of KaChing KaChing.

Until October 2009, we owned another subsidiary, LocalAdLink, whichoperated a website, a local search directory and advertising network that brings local advertising to geo-targeted consumers.

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

Basis of Presentation
The condensed consolidated financial statements and the notes thereto for the periods ended September 30, 2010 and 2009 included herein have been prepared by management and are unaudited. Such condensed financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature except for those pertaining to the divestiture described in Note 15, the acquisition described in Note 16 and related to the derivatives in Note 7 and 8. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2010.

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

[7]

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

Fair Value of Financial Instruments
The carrying value of the current assets and liabilities approximate fair value due to their relatively short maturities except for certain of the short-term borrowings which are net of a $92,899 debt discount in 2010 and $776,122 in 2009.

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

Management considers all of its derivative liabilities to be Level 3 liabilities.  There were no movements between levels during 2010 or 2009.  At September 30, 2010 and December 31, 2009 the Company had outstanding derivative liabilities, including those from related parties of $2,150,867and $2,606,105

Revenue Recognition – KaChing Kaching, Inc.

Kaching Kaching, Inc. generates its revenue from store licenses sold on its internet website.   Revenue for this subsidiary is recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

[8]

Duke Mining Company, Inc., a Delaware corporation entered into an Agreement and Plan of Merger with KaChing KaChingwhich provided that our subsidiary KaChing Nevada would merge with and into Duke Delaware (the “Merger”).The Merger was effective on April 22, 2010, when a certificate of merger was filed in the State of Delaware and an articles of merger was filed in the State of Nevada. In connection with the Merger, the Company received shares in the new entity representing 20.8% of the post –Merger outstanding stock.  The Condensed Consolidated Statement of Operations includes Kaching's operation activity through the date of the merger as outlined in the segment reporting.  The Company has reported its pro rata share of Kaching's net loss for the post merger period on the Condensed Consolidated Statement of Operations in the Non-operating Income (expense) section.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. During the three and nine months ended September 30, 2010, the Company generated a consolidated net gainof $1,895,881and a consolidated net loss of $791,796 respectively.  As of September 30, 2010, there is an accumulated deficit of $31,071,512and a working capital deficiency of $12,958,947. The Company will need to raise additional capital and/or obtain financing in order to continue its operations. In addition, certain secured promissory notes matured on January 31, 2010 and we were unable to pay our secured convertible promissory note holders the amounts due to them.  Under the terms of the notes, the holders may at any time elect to declare a default and foreclose on essentially all of our assets.  In addition, promissory notes that we issued to OmniReliant alsocontain cross default provisions, such that those notes are also in default due to the default on the secured convertible promissory notes.  The total principal amount outstanding on these notes as of September 30, 2010 was $1,623,322 and as of October 15th were in payment default. In addition, in February and June 2010, the US Treasury placed liens on essentially all of the assets of Boomj.com Inc. because of approximately $900,000 of unpaid payroll taxes. These factors, and our lack of ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

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

NOTE 4 - PROPERTY, WEBSITE AND COMPUTER EQUIPMENT

Property and equipment at September 30, 2010 and December 31, 2009 consisted of the following unaudited:

	2010	2009
Office and computer equipment	$166,054	$275,122
Website	1,184,566	776,436
Total property, website and computer equipment	1,350,620	1,051,558
Less: accumulated depreciation	(673,511)	(517,571)
Total property, website and computer equipment	$677,110	$533,987

[9]

NOTE 5 - OTHER ASSETS
Other current assets at September 30, 2010 and December 31, 2009 consisted of the following unaudited:
	2010	2009
Prepaid commissions	$-	$294,872
Credit Card processor retentions	11,259	132,606
Other	25,913	91,199
Total	$37,172	$518,677

Other assets at September 30, 2010 and December 31, 2009 consisted of the following unaudited:
	2010	2009
Rent Deposits	$25,985	$31,763
Credit Card Reserve	431	20,084
Vendor Deposit	2,928	10,357
TOTAL	$29,344	$62,204

NOTE 6 - OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 2010 and December 31, 2009 consisted of the following unaudited:

	2010	2009
Accrued interest	$648,349	$508,554
Accrued interest - related party	374,970	180,720
Accrued commission	-	7,272
Accrued payroll and related expenses	728,635	523,240
Accrued payroll and related expenses – related party	79,310
Payroll tax liability	1,015,945	1,018,325
Credit Cards	106,480	84,682
Other	170,063	65,757
Other- related party	35,600	70,666
Total other current liabilities	$3,159,352	$2,459,216

NOTE 7 - SHORT TERM BORROWINGS – unaudited	9/30/2010	12/31/2009
Note payable to Carole Harder bearing an annual interest rate of 12%, unsecured, due 1/31/10*	$190,000	$190,000
Convertible Promissory Notes, bearing an annual interest rate of 12%, secured, due 1/31/10*	1,910,000	2,210,000
Convertible Promissory Notes, bearing an annual interest rate of 18%, secured, due 5/16/10	1,333,333	1,333,333
Convertible Promissory Notes due 10/15/2010	141,663	141,663
Convertible Promissory Notes due 10/15/2010	291,665	291,665
Convertible Promissory Notes due 10/15/2010	116,666	116,666
Convertible Promissory Notes due10/15/2010	373,332	373,332
Convertible Promissory Notes due 10/15/2010	699,996	699,996
Sundry Bridge Notes, bearing an annual interest rate 12%, unsecured, due - 1/31/2010*	200,000	1,000,000
Convertible Promissory Notes due 2/26/2011	150,000	-
Total principal	$5,406,655	$6,356,655
Less: unamortized debt discount	(92,899)	(776,122)
Net balance	$5,313,756	$5,580,533

[10]

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

In February 2010, Kaching received $25,000 from an accredited investor as a short-term advance in a bridge transaction, subject to consummation of the merger between Duke Mining and Kaching (see Note 16).  The advance, upon successful completion of the merger, wasconverted into 236,667 shares of the post-merger Kaching common stock.

In the second quarter of 2010, three of our note holders converted principal and interest of their convertible promissory notes into shares of the Company common stock at a conversion rate of $0.10 per share.  Total principal converted was $150,000, which was converted into 1,500,000 shares of the Company common stock.  Total accrued interest was $42,100 and was converted into 420,979 shares of the Company common stock.In the third quarter of 2010, two of our note holders converted principal and interest of their convertible promissory notes into shares of the Company common stock at a conversion rate of $0.10 per share.  Total principal converted was $150,000, which was converted into 1,500,000 shares of the Company common stock. One of our note holders converted principal and interest of their convertible promissory notes into shares of the Company common stock at a conversion rate of $0.20 per share.  Total principal converted was $800,000, which was converted into 4,000,000 shares of the Company common stock. Total accrued interest for the three shareholders was $100,422 and was converted into 717,500 shares of the Company common stock.

NOTE 8 - COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

 As of September 30, 2010 our authorized capital stock consisted of 200,000,000 shares of common stock, par value $.001 per share of which wehad 84,131,812 issued and outstanding shares of common stock. The Company issued 25,338,501shares of common stock during the ninemonth period ended September 30, 2010.

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

[11]

On April 27, 2010 the Company issued 6,000,000 shares of the Company's unrestricted common stock valued at $ 480,000 for consulting and investment bankingservices in connection with various merger and acquisition strategies

On April 29, 2010 the Company issued 637,167 shares of unrestricted shares of common stock to an investor for conversion of $50,000 note payable and accrued interest.

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

On July15, 2010 the Company issued 1,290,667 shares of unrestricted shares of common stock to an investor for conversion of $100,000 note payable and accrued interest.

On July 23, 2010, we issued 1,000,000 shares of unrestricted common stock pursuant to our S-1 registration statement which was effective as of 2/18/10 to an accredited investor in exchange for cash proceeds of $100,000.

On July 23, 2010, we entered into a non-exclusive arrangement with a consultant in exchange for 3,000,000 shares of unrestricted common stock valued at $210,000 for business development andacquisitionidentification advisoryservices in connection with various merger and acquisition strategies pursuant to our S-8 registration statement which was filed 4/23/10.

On July27, 2010 the Company issued 4,280,000 shares of unrestricted shares of common stock to an investor for conversion of $800,000 note payable and accrued interest.

On September16, 2010 the Company issued 646,833 shares of unrestricted shares of common stock to an investor for conversion of $50,000 note payable and accrued interest.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants:

Exercise Price	Outstanding December 31st, 2009	Issued in 2010	Transferred/ Exercised		Outstanding September 30, 2010
$0.01	113,520			(1)	113,520
$0.10	109,008,215	1,500,000	55,000		110,563,215
$0.30	30,300				30,300
$0.50	101,000			(1)	101,000
$0.70	1,244,116		(15,000)		1,229,116
$0.90	-
$0.93	3,127,860				3,127,860
$1.00	2,743,246		(40,000)		2,703,246
$2.40	132,310			(1)	132,310
	116,500,567	1,500,000	-		118,000,567

[12]

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

(2)	In May and June 2010, the Company agreed to amend the strike price of 40,000 warrants to $0.10 from $1.00 and 15,000 warrants to $0.10from $0.70.

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

Option Group	Outstanding December 31, 2009	Issued Ninemonths ended September 30, 2010	Terminated/ Transferred/ Exercised	Outstanding September 30, 2010
$.10-.49	468,500	1,500,000	(150,500)	1,818,000
$.50-.69	873,274	-	(773,274)	100,000
$.70-.89	1,098,602	-	(553,602)	545,000
$.90-.99	686,844	-	(661,844)	25,000
$1.00-1.25	770,694	-	(365,694)	405,000
$1.26-1.70	219,637	-	(209,637)	10,000
	4,117,551	1,500,000	(2,714,551)	2,903,000

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model.  The Company recorded a share-based compensation expense of $82,068 and $213,814 for the three months ended September 30, 2010 and 2009, respectively.  The Company recorded a share-based compensation expense of $259,805 and $1,718,290 for the nine months ended September 30, 2010 and 2009, respectively.

[13]

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

Convertible Securities

As of September 30, 2010, the Company had an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that exceeded the number of the Company’s total authorized common shares by approximately 66,876,673 shares. The Company determined that the excess shares were related to warrants issued in 2009. These excess shares were triggered by the Company issuing shares of stock in October 2009 at $0.10 per share.  This caused all convertible instruments with reset provisions to reset the exercise price and conversion price to $0.10, which triggered provisions within the respective instruments that greatly increased the number of potential shares issuable on their exercise or conversion.  Based upon FASB accounting guidance, the Company determined the fair value of these excess shares using the Black-Scholes valuation model. The Company revalued this liability at September 30, 2010 and December 31, 2009 and determined the value to be approximately $1,063,244and $950,000, respectively.

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

On August 26, 2010, we issued secured convertible notes in the aggregate principal amount of $150,000 and five-year warrants to purchase an aggregate of 1,500,000 shares of common stock at an initial exercise price of $0.10 per share in exchange for aggregate cash proceeds of $150,000 in a Private Placement exempt from registration with the Securities and Exchange Commission.  In accordance with FASB guidance, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $773,950 at inception of the agreements.  The company recorded discounts on the notes of approximately $100,000 related to the value of the warrants, derivative liability to be amortized over the term of the notes

The change in fair value of all derivative liabilities of approximately $3,889,275 for the three month period ended September 30, 2010 was recognized in the statement of operations under the income related to derivative line item.

[14]

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

NOTE 9 - COMMITMENTS and CONTINGENCIES

Legal Matters

In 2008 the Company filed suit against its former President, CEO for breach of confidentiality and non-compete while employed and also post employment, breach of fiduciary duty and other matters, and the Company is seeking to enforce certain non-compete agreements.  The former CEO subsequently counter-sued the Company for breach of contract, breach of implied covenant of good faith and fair dealing and other matters.  The former CEO is seeking to be awarded $75,000 in cash plus at least 3.3 million shares of stock of the Company.  No amounts have been recorded by the Company as of September 30, 2010 and the date of these financial statements.

The Company filed suit in the Eighth Judicial District of Nevada on July 7, 2010 against Sichenzia, Ross, Friedman, Ference, LLP; the Company’s former law firm and against Darrin Ocasio, an attorney at that firm. The claims alleged include breach of contract and breach of fiduciary duty while representing the Company.

FacilitiesLease

The Company’s offices are currently located in the office space of Kaching Kaching, Inc.  Since May 2010, Kaching has not charged the Company any rent for the use of this space.

Total rent expense incurred by the Company, which includes month to month rental expenditures was $0 and $168,207 for the three month period ended September 30, 2010 and 2009, respectively and $54,240 and $220,533 for the nine months ended September 30, 2010 and 2009 respectively. The Company closed its California office in May of 2009.

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

[15]

Summary financial information for the reportable segments as of the nine months ended September 30 is as follows:

	2010	2009
Operations: BoomJ.com dba I-Supply
Net Sales	$297,158	$409,051
Gross Margin	283,015	345,614
Depreciation	(134,335)	(145,041)
Assets	251,969	517,802
Capital Expenditures	44,785	11,333
Net Loss	(677,748)	(4,662,761)

Operations: KaChing KaChing (through 4/22/2010)
Net Sales	$205,105	$-
Gross Margin	65,613	-
Depreciation	(17,605)	-
Assets	-	-
Capital Expenditures	-	-
Net (Loss) Gain	(416,116)	-

Operations: Adjuice (commencing May 20,2010)
Net sales	$75,101	$-
Gross Margin	3,969	-
Depreciation	(36,827)	-
Assets	494,600	-
Capital Expenditures	-	-
Net (Loss) Gain	(337,130)	-

Operations: LocalAdLink (Discontinued)
Net sales	$397,405	$12,299,017
Gross Margin	103,032	876,544
Depreciation	-	(50,492)
Assets	2,343	2,088,816
Capital Expenditures	-	509,935
Net (Loss) Gain	60,177	(4,774,910)

Consolidated
Consolidated Operations:
Net sales	$577,354	$409,051
Gross Margin	352,597	346,381
Other Operating Expenses	(4,231,452)	(5,936,312)
Depreciation	(188,767)	(145,041)
Non-operating income (expense)	5,894,363	(5,734,972)
Income (loss) from discontinued operations	60,177	(4,774,910)
Net (Loss)	(791,796)	(17,114,906)
Assets	2,899,717	4,840,462
Basic & Diluted Net Loss Per Share	(0.01)	(0.18)
Capital Expenditures	44,785	120,929

[16]

Summary financial information for the reportable segments as of the three months ended September 30 is as follows:

	2010	2009
Operations: BoomJ.com dba I-Supply
Net Sales	$-	$240,079
Gross Margin	(290)	197,903
Depreciation	(43,128)	(48,473)
Assets	251,969	517,802
Capital Expenditures	-	7,642
Net Loss	(393,764)	(1,399,235)

Operations: KaChing KaChing (through 4/22/10)
Net Sales	$-	$-
Gross Margin	-	-
Depreciation	-	-
Assets	-	-
Capital Expenditures	-	-
Net (Loss) Gain	-	-

Operations: Adjuice (commencing May 20, 2010)
Net sales	$26,464	$-
Gross Margin	(4,063)	-
Depreciation	(24,999)	-
Assets	494,600	-
Capital Expenditures	-	-
Net (Loss) Gain	(176,931)	-

Operations: LocalAdLink (Discontinued)
Net sales	$(2,930)	$1,811,787
Gross Margin	(2,781)	412,212
Depreciation	-	(50,392)
Assets	2,343	2,088,816
Capital Expenditures	-	400,339
Net (Loss) Gain	(9,980)	(450,729)

Consolidated
Consolidated Operations:
Net sales	$26,454	$240,079
Gross Margin	(4,353)	197,903
Other Operating Expenses	(753,905)	(2,151,477)
Depreciation	(68,127)	(48,473)
Non-operating income (expense)	3,703,156)	(2,002,047)
Income (loss) from discontinued operations	(9,980)	(450,729)
Net Income/(Loss)	1,895,880	(8,535,345)
Assets	2,899,717	3,219,204
Basic & Diluted Net Loss Per Share	0.02	(0.18)
Capital Expenditures	-	-

[17]

NOTE 11 – RELATED PARTIES (not described elsewhere)

During the three and nine months ended September 30, 2009, we paid Linlithgow Holdings, a major stockholder, a total of $90,412 and $246,052, respectively for consulting services and advertising commissions rendered to us.  There were no payments during the same periods in 2010.

During the three month period ended September 30, 2010 and 2009, we paid FA Corp. a total of $8,778and $9,240 respectively for various services provided to us by Mr. Murray Williams.  Mr. Williams is a member of our Board of Directors and the principal stockholder of FA Corp.   During the nine month period ended September 30, 2010 and 2009, we paid FA Corp. a total of $28,644 and $39,578 respectively for various services provided to us by Mr. Murray Williams.

NOTE 12 – NET LOSS PER SHARE OF COMMON STOCK

The Company follows FASC 260-10 which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share).  The total number of shares related to the anti-dilutive instruments excluded from the diluted net loss per common share presentation was 171,872,917 and 30,906,562 at September 30, 2010 and 2009, respectively.

Warrants outstanding exercisable into 116,500,567 shares of the Company’s common stock vested options exercisable into 505,800 shares of the Company’s common stock and convertible debt that is convertible into 54,866,550 shares of the Company’s common stock are not included in the computation of diluted earnings per share because the effect of these instruments would be anti-dilutive (i.e., reduce the loss per share) for the three months ended September 30, 2010. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2010 and 2009:

	2010	2009
Numerator

Basic and diluted net loss per share:

Net Income (loss) available to common stock holders	$(791,796)	$(17,114,906)

Denominator

Basic and diluted weighted average number of shares outstanding	72,679,602	43,737,435

Basic and diluted net loss per share	$(0.01)	$(0.39)

[18]

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS (not described elsewhere)

The Company paid $0 interest for the three and nine month periods ended September 30, 2010.  For the same periods in 2009, the Company paid $133,382 and $167,576 respectively for interest.  The Company did not make any payments for income tax during the three and nine month periods ended September 30, 2010 or 2009.

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

The following table summarized the statement of operations for the discontinued operation of LocalAdLink for the nine months ended September 30:

	2010	2009
Sales	$397,405	$12,299,017
Cost of sales	294,374	11,422,463
Gross Profit (Loss)	103,032	876,554
Depreciation	-	(50,492)
Operating expense	(33,946)	(5,594,936)
Operating expense - Related Party	-	509,935
Non-Operating Expenses	(8,908)	12
Gain (Loss) from discontinued operations	$(60,178)	$(4,774,910)

The following table summarized the statement of operations for the discontinued operation for the three months ended September 30:

	2010	2009
Sales	$(2,930)	$1,811,787
Cost of sales	(2,781)	1,399,575
Gross Profit (Loss)	-	412,212
Depreciation	-	(50,392)
Operating expense	2,343	(406,097)
Operating expense - Related Party	-	(400,339)
Non-Operating Expenses	(2,943)	10
Gain (Loss) from discontinued operations	$(4,980)	$(450,729)

[19]

NOTE 15 - DIVESTITURE OF KACHING KACHING:
On April 9, 2010, Duke Mining Company, Inc., a Delaware corporation (“Duke Delaware”), entered into an Agreement and Plan of Merger (the “Reorganization Agreement”), with KaChing KaChing, Inc., a Nevada corporation  (“KaChing Nevada”), which provided that KaChing Nevada would merge with and into Duke Delaware (the “Merger”), with Duke Delaware being the surviving corporation and changing its name to “Kaching Kaching, Inc.” (“KaChing,”).  The Merger was effective on April 22, 2010, when a certificate of merger was filed in the State of Delaware and an articles of merger was filed in the State of Nevada. In connection with the Merger, the Company received shares in the new entity representing 20.8% of the post –Merger outstanding stock.  Prior to the merger with Duke Mining Company, Inc., this Company transferred 4,900,000 shares of the 10,000,000 shares it owned to a related party, for technical services rendered and recorded a relatedexpense of $3,056,764 accordingly.    The Condensed Consolidated Statement of Operations includes Kaching's operation activity through the date of the merger as outlined in the segment reporting.  The Company has reported its pro rata share of Kaching's net loss for the post merger period on the Condensed Consolidated Statement of Operations in the Non-operating Income (expense) section.

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

At the time of the Reorganization Agreement, KaChing KaChing raised approximately $1 million from outside parties through the issuance of secured convertible promissory notes with a conversion price of $0.62 per share.  In addition, at the time of the Reorganization Agreement and for a significant period thereafter including through June 30, 2010, there was no active market in the stock of KaChing KaChing.  We used the conversion price of the $1 million secured convertible notes as the best evidence of the fair value of the consideration we received and valued our investment using that price.  Subsequent to June 30, 2010 the market for KaChing KaChing began operating, and as of November 18, 2010, the stock of KaChing KaChing had a closing price on the over-the-counter bulletin board of $2.36 per share (all share amounts of KaChing KaChing are adjusted to the pre-merger share counts).  Summarized financial information for KaChing KaChing is presented below

At September 30, 2010, the summarized assets and liabilities of KaChing KaChing were as follows:

Current assets	$116,145
Property and equipment, net	458,321
Other assets	37,517
Total Assets	$611,983

Current liabilities	$1,852,615
Long-term debt	402,732
Derivative liabilities	3,789,087
Total Liabilities	$6,044,434

Our proportionate share of the net liabilities of KaChing KaChing as of September 30, 2010 was approximately $1,121,801.

[20]

At September 30, 2010, the summarized operations of KaChing KaChing for the period from the date of divestiture (April 22, 2010) through September 30, 2010 were as follows:

Revenues	$457,650
Operating expenses	2,338,823
Loss from operations	$(1,881,173)
Non-operating expenses	3,479,769
Net loss	$(5,360,942)

NOTE 16 - ACQUISITION OF ADJUICE INC.:
On May 19, 2010 the Company entered into a Share Exchange Agreement (the "Agreement") with all of the shareholders of Adjuice, Inc. ("Adjuice"), an online media and marketing company. Under the Agreement, the Company agreed to issue and exchange5,100,000 shares of its common stock for all of the issued and outstanding stock of Adjuice. In addition, the Company also agreed to issue 900,000 shares of its common stock to two secured lenders of Adjuice to re-pay in full, and terminate two Adjuice secured loans. The Agreement further contains an earn-out provision that provides for the issuance of an additional 4,450,000 shares from the Company's common stock on the first anniversary of the transaction upon the achievement of certain gross revenue targets by Adjuice, now a subsidiary of the Company.  The Company has done an evaluation and determined that no provision needs to be recorded for the three month period ended September 30, 2010 due to the high probability that the revenue targets will not be met.  The Condensed Consolidated Statement of Operations includes operating activity for Adjuice from the date of the acquisition through September 30, 2010.

Revenue reflected in these financial statements specific to Adjuice since the May 19, 2010 acquisition was $75,101.

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

[21]

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

Proforma information for the three month period ended September 30:

	2010	2009
Sales	$26,464	$490,984
Cost of sales	30,527	135,802
Gross Profit (Loss)	(4,063)	355,181
Operating expense	(164,090)	(1,122,777)
Operating expense - Related Party	(8,778)	(84,670)
Non Operating (Income)/Expenses	(3,703,156)	(6,082,583)
Net Income/ (Loss)	$(176,931)	$(3,943,093)

Proforma information for the nine month period ended September 30:

Sales	$1,021,886	$417,378
Cost of sales	555,288	245,725
Gross Profit (Loss)	466,588	171,653
Operating expense	(2,426,183)	(4,768,511)
Operating expense - Related Party	(3,220,967)	(115,008)
Non Operating (Income)/Expenses	(2,191,207)	(5,560,168)
Net Income/ (Loss)	$(2,989,485)	$(8,325,109)

[22]

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 18, 2010, which is the date they issued their financial statements, and concluded that no subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements:

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of $12,958,947.   Our current level of operations does not generate sufficient cash to fund our working capital needs.  Accordingly, we will have to raise capital to fund our short-term working capital needs.  No assurance can be made that we will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

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

On April 22, 2010, our then subsidiary KaChing KaChing, Inc. was merged into a Delaware public company (formerly known as “Duke Mining Company, Inc.” and now also known as “KaChing KaChing, Inc.”), of  which we currently only own 20.8% of the outstanding stock.  Accordingly, references to” us,” “this company,” “our company,” and other similar statements regarding our future business and operations will not include KaChing KaChing.

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

[23]

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

The goal of this company is to generate revenues primarily from E-commerce transactions, store licenses and website advertising. Throughout 2009, we operated BOOMj, www.BOOMj.com, the leading niche portal and social networking site for Baby Boomers and Generation Jones.  Revenues from this website were derived from advertising sales and E-commerce transactions effected through the on-line store on that website.  Our LocalAdLink subsidiary operated a website, www.LocalAdLink.com, and a local search directory and advertising network that brings local advertising to geo-targeted consumers.  We started to generate revenues from sales of local advertising through LocalAdLink after that product was released in October 2008.  On October 9, 2009, LocalAdLink Inc., a wholly-owned subsidiary of the Company, sold its LocalAdLink Software (the “Software”) and all of their assets related to the Software including the rights to the name LocalAdLink, the LocalAdLink trademark, the  Web site,  www.LocalAdLink.com , and a local search directory and advertising network that brings local advertising to geo-targeted consumers ..  We will continue to sell advertising as wehad prior to inception of Local Ad Link, Inc., however on a different scale with a greater emphasis on business to business sales.

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

A source of revenue derived during the first quarter of 2010 was from KaChing KaChing, our subsidiary that we launched with its website www.kachingkaching.com in September 2009.  KaChing is a progressive e-commerce company dedicated to offering of an e-commerce solution that provides individual store owners the ability to create, manage and earn money from product sales generated from their individual online web stores. However, on April 22, 2010, KaChing merged with Duke Mining Company, Inc. to become a new public company.  Although we still own 20.6% of KaChing’s outstanding stock our future operating results will not include consolidated operations or financial results of KaChing KaChing but will include our pro rata share of the net income or loss.

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

[24]

We reported a consolidated net income from continuing operations of $2,876,771 for the three months ended September 30, 2010, and a consolidated net loss of $8,090,740 for the three months ended September 30, 2009.

We sold our LocalAdLink operations in October 2009 and revenue and expenses related to LocalAdLink have been segregated into one line item in the statement of operations titled “Loss from discontinued operations before income taxes.”

Results of Operations — Revenues

Our goal is to generate revenues from the sale of various products to our website users and from advertising fees. We commenced our i-SUPPLY operations during the second quarter of 2009 and our KaChing KaChing operations during the end of the third quarter of 2009, and sold the LocalAdLink division during the fourth quarter of 2009.  Excluding the operations of LocalAdLink (which are included in “discontinued operations”, our revenues decreased from $240,078 to $26,454 for the three months ended September 30, 2009 and 2010, respectively.  For the nine months ended September 30, our sales increased from $168,972 for 2009 to $577,354 for 2010.  This increase in sales resulted from sales from our KaChing KaChing and Adjuice operations during the nine months ended September 30, 2010. Since we have now disposed of a majority interest in KaChing, we will no longer recognize any revenues that KaChing may hereafter generate.  Kaching Kaching generated $27,862 and $205,105 for the three and nine month periods ended September 30, 2010 respectively.  There were no sales for Kaching Kaching for the same periods in 2009.

As of the date of September 30, 2010, we own a 20.65% interest in KaChing KaChing, Inc., a Delaware public company.  KaChing is currently managed by our officers.  Accordingly, we will continue to have a material financial interest in the operations and business of KaChing. However the Kaching operation will no longer be consolidated in our financial statements.

Throughout 2009 until October 2009, we had $13,049,619 in revenue which was derived from LocalAdLink operations which is reflected in “Loss from discontinued operations before income taxes.” Because we sold LocalAdLink we will not generate future revenues from this entity.

Operating Expenses

Selling, general and administrative expenses (SG&A), including related party expenditures, for the three month period ended September 30, 2010 were $377,300 and for the nine month period then ended of $4,619,845. This reflects adecrease of $970,251in SG&A expenses from the $1,347,551 reported for the three monthperiod ended September 30, 2009 and an increase of $355,509 in SG&A expenses from the $4,294,256 reported for the nine month period ended September 30, 2009. The change in SG&A expenses is attributable to divestiture expenses of $3,056,764 incurred during the nine months ended September 30, 2009 for services provided by a related party in regards to the KaChing KaChing, Inc. spin-off (see note 15 of the financial statements included in this quarterly report) and decreased operating costs and employees for the three months and nine months ended September 30, 2010 as compared to three month and nine months period ended September 30, 2009. Included in the SG&A expenses are Kaching Kaching SG&A expensesof $0 and $645,251 for the three and nine month periods ended September 30, 2010 respectively.  There were no SG&A expenses for Kaching Kaching for the same periods in 2009.  This decrease in staff and facility needs is largely attributable to our reducing costs and a reduction in staff as we conserved our limited cash resources.   Our SG&A expenses are expected to gradually increase during the current fiscal year ending December 31, 2010 as we increase our operations and advertising. Professional fees for the three and nine month periods ended September 30, 2010, including related party, were $376,605 and $1,172,729, respectively. The largest component of professional fees consists of consulting, legal and accounting fees. This reflects adecrease of $433,445 in professional fees as compared to $810,050 for the three month period ended September 30, 2009 and adecrease of $475,451 from $1,648,180 from the nine months ended September 30, 2009. Included in the professional fees and SG&A are non-cash items of $210,000 and $757,272 for the three and nine months ended September 30, 2010 as compared to $213,814 and $1,341,014 for the three and nine month periods ended September 30, 2009 which non-cash items reflect the issuance of stock in exchange for a variety of consulting services and employee options granted. Included in professional fees are Kaching Kaching expenses of  $0 and $17,416 for the three and nine month periods ended September 30, 2010 respectively.  There were no professional fee expenses for Kaching Kaching for the same periods in 2009.

[25]

Depreciation and amortization expense for the three and nine month periods ended September 30, 2010 were $68,127 and $188,767, respectively. This reflects anincrease of $19,654in depreciation and amortization expense from the $48,473 reported for the three month period ended September 30, 2009 and an increase of $43,726 from the $145,041 reported for the nine month period ended September 30, 2009.  Included in depreciation and amortization expense are Kaching Kaching expenses of $0 and $17,605 for the three and nine month periods ended September 30, 2010 respectively.  There were no depreciation and amortization expenses for Kaching Kaching for the same periods in 2009. Interest expense for the three and nine month periods ended September 30, 2010 were $186,119 and$1,378,213, respectively. This reflects a decrease of $2,954,163 in expense from the $3,140,282 reported for three month period ended September 30, 2009 and a decrease of $6,282,550 from the $7,660,771 reported for the nine month period ended September 30, 2009.   Interest expense includes the expensing of loan discounts related to the sundry loans procured by us during the year ended December 31, 2007, fiscal 2008 and fiscal 2009. Interest expense also includes non-cash expenses related to the value of warrants issued to investors who invested in our convertible notes and the related debt discounts from beneficial conversion features or allocating the loan proceeds between the debt and equity issued. Our decrease in interest expense is due to loan fees and loan discount amortization being fully expensed during 2009.  The decrease is also attributable to the conversion of convertible debt to stock during 2009. The loan discount relates to the sundry loans procured by us during 2007, 2008 and 2009.

Non Operating Income (Expenses)

During the nine months ended September 30, 2010 we recognized a gain of $6,687,530 from the deconsolidation of KaChing KaChing.

During the three and nine months ended September 30, 2010 we recognized income related to decreases in derivative liability, which was mainly a result of decreases in the market price of our common stock.  The derivative liability is related to our convertible debt, warrants and excess shares.  The income recorded for the three and nine months ended September 30, 2010 were $3,088,275 and $585,046, respectively.

Due to the divestiture of Kaching Kaching, expenses attributable to it subsequent to April 22, 2010 are not included in the consolidation.

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of $12,958,947.  Cash and cash equivalents at September 30, 2010 were $1,237, a decrease of $5,968 from the balance of $7,205 at December 31, 2009.  Our current level of operations does not generate sufficient cash to fund our working capital needs.  Accordingly, we will have to raise capital to fund our short-term working capital needs.  No assurance can be made that we will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could materially and adversely affect our operations and our viability, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we recorded net income of 1,895,880 and incurred a loss of $791,796 for the three and nine month periods ended September 30, 2010, respectively. Our current liabilities less debt, deferred revenue and derivatives exceeded current assets by $2,965,731 at September 30, 2010, and negative cash flow from continuing operating activities for the nine months ended September 30, 2010 was $277,985.  In addition, on January 31, 2010 we were unable to pay our secured convertible promissory note holders the amounts due to them as the notes had matured.  As a result, under the terms of the notes, the holders may at any time elect to notify us of the default and foreclose on essentially all of our assets.  In addition, the OmniReliant notes contain cross default provisions, such that those notes are also in default due to our being in default of the secured convertible promissory notes.  The total amount outstanding on these notes as of September30, 2010 was $4,873,322.  These factors, and our lack of ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

[26]

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

All of the convertible notes that we have issued during the past year in order to fund our working capital needs mature during 2010 (most of which matured on January 31, 2010).  Accordingly, in addition to having to raise funds to continue to operate, we also will have to raise funds to repay these convertible notes (to the extent that such notes are not converted by the holders).   Alternatively, we will have to try to obtain loan extensions or forbearances from the noteholders.  As of September 30, 2010, the total amount of our short-term borrowings was $5,406,655.  There can be no assurance that we will be able to obtain extensions or forbearances from all of our note holders should we be unable to raise the necessary capital to retire the debt currently outstanding.

If we are unable to obtain additional funds in the near term through debt or equity financing or if funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to develop and expand operations or in the extreme situation, cease operations altogether.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2010 was $277,985 compared to $6,584,380 for the nine months ended September 30, 2009.   In 2009 we were growing businesses that we later disposed of (LocalAdLink) or divested (KaChing KaChing).  Significant amounts of the expenses and gains recorded for the nine months ended September 30, 2010 were of a non-cash nature, paid for through our issuance of our common stock and instruments convertible into our common stock or through changes in the value of derivative liabilities, which change in value primarily on the change in our stock price.  Until we are able to raise additional cash through the sale of new equity or debt, we will continue to use our stock as our currency.

Investing Activities

Net cash used in continuing investing activities for the nine month period ended September 30, 2010 was $44,785, an increase of $37,143 compared to the $7,642 used by investing activities for the nine month period ended September 30, 2009. The company expended resources to continue the development of its website assets.

[27]

Financing Activities

Net cash provided by continuing financing activities for the nine month period ended September 30, 2010 was $275,000, a decrease of $6,346,333 from the net cash provided by continuing financing activities for the nine month period ended September 30, 2009, which was $6,621,333.    During the nine month period ended September 30, 2010, we converted $1,100,000 secured debt into shares of common stock.

As a result of the above activities, we experienced a net decrease in cash of $47,770 for the nine month period ended September 30, 2010. Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors through the sale of its securities and through a continued increase in revenues.

Discontinued Operations (LocalAdLink)

Net cash provided by LocalAdLink in the nine months ended September 30, 2010 was $41,800 compared to cash used by LocalAdLink of $127,374 for the nine months ended September 30, 2009.  In 2010 we continue to collect on credit card reserves established by merchants in 2009 when we operated the subsidiary.  We do not expect significant cash flows in the future as the remaining credit card reserves were approximately $2,000 as of September 30, 2010.

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

Changes in internal controls over financial reporting

Due to significant reductions in the number of employees we did not have sufficient people to meet the requirements of our internal control over financial reporting.  There were no significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

[28]

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

We currently have outstanding $5,023,322of short-term convertible promissory notes of which $3,683,322 of that amount are secured by a lien on all of this company’s assets. On January 31, 2010 we were unable to pay these secured convertible promissory note holders the amounts due to them as the notes had matured.  Under the terms of the notes, the holders may at any time elect to notify us of the default and foreclose on essentially all of our assets.  In addition, the OmniReliant notes contain cross default provisions, such that those notes are also in default due to our being in default of the secured convertible promissory notes.  Accordingly, we could at any time lose all of this company’s assets to our secured lenders as a result of the existing defaults under the convertible promissory notes which foreclosure would result in the loss of all of our assets and the termination of our business.

We will need significant additional capital in order to continue operations, which we may be unable to obtain.

We currently only have sufficient cash available to continue our current operations into late November 2010. Our capital requirements in connection with our expanding commercial operations have been, and will continue to be, significant. We need to obtain a significant amount of additional funds to fund our working capital needs, to continue to market our Web site, to offer a broader range of products on our e-commerce site, and to otherwise expand our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Obtaining additional funding is expected to be very difficult because of our current large working capital deficit, the existing default under our secured promissory notes, the IRS lien that has been imposed on our assets, the current status of our limited operations, and the status of the capital markets in general.  If we are not able to raise additional funds in the near future, we may have to furtherreduce our limited operations or even terminate our business.  There can be no assurance that we will be able to obtain additional funds.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NA

[29]

Item 3. Defaults Upon Senior Securities

January 31, 2010 we were unable to pay our secured convertible promissory note holders the amounts due to them as the notes had matured.  Under the terms of the notes, the holders may at any time elect to notify us of the default and foreclose on essentially all of our assets.  In addition, the OmniReliant notes contain cross default provisions, such that those notes are also in default due to our being in default of the secured convertible promissory notes.  The total amount outstanding on these notes as of September 30, 2010 was $5,023.322.

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

[30]

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2010.

By:	/s/ Robert J. McNulty
Robert J. McNulty, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark V. Noffke
Mark V. Noffke, Chief Financial Officer
(Principal Financial Officer)

[31]