Form 10-K
period 2018-12-31
Beyond Commerce, Inc.
filed 2019-04-12
CIK 1386049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

  FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 000-52490

BEYOND COMMERCE, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0512515
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

3773 Howard Hughes Pkwy, Suite 500

Las Vegas, Nevada, 89169

(Address of principal executive offices, including zip code)

(702) 675-8022

(Registrant’s telephone number, including area code)

(For name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant To Section 12 (b) Of The Act: None

Securities Registered Pursuant To Section 12 (g) Of The Act: Common Stock $0.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒  No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐  No☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2018, the aggregate market value of the registrant's common stock held by non-affiliates (assuming for the sole purpose of this calculation, that all directors and officers of the registrant are "affiliates") was $ 98,485,100 (based on the closing sale price of the registrant's common stock as reported on the OTCQB). The number of shares of common stock outstanding at that date was 1,004,950,000 shares.

As of April 8, 2019, there were 1,085,429,876 shares of the registrant’s common stock outstanding.

BEYOND COMMERCE, INC.

FORM 10-K FOR THE YEAR ENDED

December 31, 2018

SIGNATURES

Certain statements made in this Annual Report involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, technological developments related to business support services and outsourced business processes, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” and “Risk Factors”.

PART I

ITEM 1.  BUSINESS

Beyond Commerce, Inc. was formed in the State of Nevada on January 12, 2006.  The Company is currently no longer a “shell company” within the meaning of Rule 405, promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), because we have significant assets and significant operations generating revenue through the acquisition of Service 800, Inc.

We currently operate within two markets: (1) the Business-to-Business Internet Marketing Technology and Services market and (2) the Information Management market. Our goal is to develop proprietary software for digital transformation of clients’ existing content. We believe our planned platform, strategy, and suite of software products and services will provide secure and scalable information control solutions for global companies. We believe our planned software will assist organizations in finding, utilizing, and sharing business information between devices in ways that are intuitive, efficient and productive. We believe that our business model will ensure that information will remain secure and private, as necessitated by the current market climate.

In addition, BYOC plans to provide solutions which facilitate the exchange of information and data transactions between supply chain participants, such as manufacturers, retailers, distributors and financial institutions. The goal is to automate potential client internal processes thereby increasing productivity and lowering costs. BYOC plans to develop proprietary algorithms which it will embed in its planned software to enable clients to access data and gain insight into their business, through that data, leading to improved internal decision making.

BYOC plans to offer the proposed software through traditional on-premise solutions, Software as a Service (“SaaS”), as a cloud based solution, or a combination of on-premise, SaaS or cloud based solutions. We will work with our clients and their needs as to which delivery method they prefer. We believe giving clients a choice and flexibility will help us to obtain long-term client value.

Corporate History and Background

Beyond Commerce was incorporated under the laws of the State of Nevada on, January 12, 2006, under the name “Reel Estate Services, Inc.” for the purposes of operating as a media hub for high traffic web properties, utilizing social networking and e-commerce.

On December 28, 2007, the Company entered into an agreement and plan of reorganization with its former shareholder and former sole officer and director, BOOMj.com, Inc. (“BOOMj”), and Time Lending Sub, Inc., a subsidiary of the Company (“Sub”) pursuant to which Sub merged with and into BOOMj.  As a result of the merger, the business of BOOMj became the business of the Company. BOOMj operated as a multi-faceted niche portal and social networking site targeting baby boomers and the Generation Jones demographics. Subsequently on January 14, 2008, the Company changed its name to “BOOMj, Inc.”

BOOMj’s operations migrated into an e-commerce platform known as i-SUPPLY, an online storefront that offered easy to use, fully customizable e-commerce services, and revenue solutions for any third-party website large or small, and hosted local ads, providing extensive reach for our proprietary advertising partner network platform.   On February 23, 2009, the Company changed its name to “Beyond Commerce, Inc.” and its ticker symbol to “BYOC” in order to better reflect its business strategy.

During the third quarter of 2009 the Company formed another subsidiary, KaChing KaChing, Inc., a Nevada corporation (“KaChing”).  KaChing operated an e-commerce platform which provided a complete turn-key e-commerce solution to third-party store owners. KaChing allowed individual online store owners the ability to create, manage and earn money from product sales generated from their individual webstores. On April 22, 2010, KaChing merged out of the Company and into Duke Mining Company, Inc. to become a new public company.

As a result of the merger transaction, KaChing ceased to be a wholly-owned subsidiary, and BYOC’s interest in the outstanding capital stock of KaChing was reduced to 20.8%.  On April 17, 2013 Beyond Commerce’s ownership in KaChing was transferred back to Benjamin Mayer of the firm Mayer & Associates. During 2015, the Company wrote off its entire ownership stake in KaChing and used it as a tax loss carry-forward.

On October 9, 2009, LocalAdLink Inc., a wholly-owned subsidiary of the Company (“LocalAdLink”) sold its LocalAdLink Software (the “Software”) and all of their related assets, including the rights to the name LocalAdLink, the LocalAdLink trademark, the website domain “www.LocalAdLink.com” and a local search directory and advertising network that brings local advertising to geo-targeted consumers.  The Company continued to sell advertising services as it had prior to the inception of LocalAdLink, Inc., on a different scale and with a greater emphasis on business-to business sales.  As of December 31, 2017, the Company decided to close and remove this subsidiary from its financials going forward.

During the second quarter 2010, the Company entered into a share exchange agreement with all of the shareholders of Adjuice, Inc. (“Adjuice”), an online media and marketing company.  Pursuant to the agreement, the Company issued 5,100,000 shares of its common stock in exchange for all of the issued and outstanding stock of Adjuice.  The purchase of this transaction was to enhance the Company’s presence in the Ad Networking business. The Adjuice network distributed leads to over 350 retail clients along seven major sales verticals, all offering top payouts. Adjuice owned and managed over 120 sites, all optimized for brand recognition and conversion performance.  Adjuice had a solid infrastructure for selling its own products, targeting advertisers, publishers and their related downstream partners with Adjuice’s tailored lead generation programs. As of December 31, 2017, the Company decided to close and remove this subsidiary from its financials going forward.

On March 31, 2011, the Company acquired AIM Connection, Inc., a leading direct sales affiliate, SEO provider, social network and website generator. AIM Connection combines Internet marketing techniques and automation software, and allows all aspects of the marketing process to be controlled and managed by the client. As of December 31, 2017, the Company decided to close and remove this subsidiary from its financials going forward.

On July 28, 2011, a judgement with civil case number: 2:08-cv-00496-KJD-LRL was entered in favor of George Pursglove, the Company’s former CEO, from his counter suit against BOOMj.com, a wholly-owned subsidiary of Beyond Commerce, Inc. The judgement was in the amount of $20,775 for damages as to the claim for failure to pay wages, $3,000,000 for damages as to the conversion claim and $3,000,000 for punitive damages for a total of $6,020,775 (the “July Judgment”). The July Judgment accrues interest at a rate of 5.29% per annum. As of December 31, 2018, the total amount of principal and interest was $8,121,514.

In 2017, the Company reevaluated the commercial viability of its previous operations of all of the aforementioned subsidiaries and determined that many of these businesses were no longer viable. The Company discontinued the operations of the aforementioned subsidiaries as of December 31, 2017.

On April 27, 2017, the Company held a Special Meeting of Stockholders where the stockholders approved and ratified, among other things: (i) the reinstatement of Beyond Commerce with the Secretary of State of the State of Nevada and the appointment of Mr. Pursglove as sole director; and (ii) the exchange of a portion of the July Judgment against Beyond Commerce into shares of common stock of the Company

On May 1, 2017, the Company issued Mr. Pursglove 1,556,632 shares of common stock, par value $0.001 per share, reducing the July Judgment by $12,453.  On the same date, the Company authorized the designation of its “blank check” preferred stock, par value $0.001 per share, as Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

Effective July 27, 2017, the Company filed a certificate of designation with the Secretary of State of the State of Nevada, pursuant to which it designated the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of common stock.  In addition, each share of Series A Preferred Stock entitles its holder to (i) cumulative, non-participating dividends in preference and priority to any declaration or payment of a dividend on any of the Company’s common stock, at a rate of 12% per annum, and (ii) three times (3x) voting preference over common stock.  On the same date, the Company issued 250,000,000 shares of its Series A Preferred Stock to Mr. Pursglove, further reducing the award under the July Judgment owed to Mr. Pursglove by $250,000.

On March 4, 2019 the company filed a Form 8-K; wherein, the company announced the completion of the business combination between Beyond Commerce, Inc and Service 800, Inc. While final closing has not yet occurred, the Company has signed a letter of intent to acquire certain entities in addition to Service 800, Inc.

Business Overview and Strategy

We plan to focus on the acquisition of "big data" companies in the Business-to-Business (“B2B”) Internet Marketing Technology and Services (“IMT&S”) market and the Information Management (“IM”) market.

Market Dynamics IMT&S Segment

Market Opportunity: the B2B IMT&S industry is a highly fragmented $345.5 billion global market, with $195 billion derived from the United States, according to the December 2017 Magna Advertising Forecasts Winter Update.

§INTEGRATED SEARCH: Data from IBISWorld Search Engines – US Market Research Report, November 2017, indicates that the revenue for this sector was approximately $60 billion last year following five years of 8.8% average growth.

§MARKET RESEARCH: this global industry segment generated $44.5 billion in revenues last year, as reported from data derived from Statista Business Services – Market Research Industry -- Statistics.

§BUSINESS BIG DATA ANALYTICS: Industry wide revenues were $122 billion in 2015 with projected revenues reaching $187 Billion by 2019 according to InformationWeek’s Big Data.

§INTERNET PUBLISHING AND BROADCASTING: $119 billion in revenues were generated last year following annual growth of 14.8% over the previous five years, as shown by data provided by IBISWorld Search Engines – US Market Research Report, November 2017.

Our planned business objective is to develop, acquire, and deploy disruptive strategic software technology and market-changing business models through selling our own products and the acquisitions of existing companies. We plan to offer a cohesive digital product and services platform to provide our future clients with a single point of contact for all their IMT&S and IM initiatives.

To further our business objectives, on December 14, 2017, we entered into an agreement with Service 800 Inc., a Minnesota corporation (“Service 800”) and the sole shareholder of Service 800 (the “Shareholder”), and on March 4, 2019 we acquired all of the issued and outstanding shares of common stock of Service 800 from the Shareholder (the “Transaction”).  Service 800 operates as a premium provider of Customer Feedback Management Platforms to their Fortune 500 and 1000 clients on a global basis. Service 800 provides survey authoring, response rates, feedback types and data analysis on their proprietary, cloud based, automated and centralized platform. Service 800 has currently 40 full time employees that provide services to 130 companies and 300 service organizations. Service 800’s current operations and strategic business plan is to further develop its marketing and Customer Experience platform to use within the framework of its current Fortune 500 and 1000 clients.

Products and Services Overview

Our goal is to help companies and organizations derive value from their information. To do this, we intend to offer services and solutions such as Content Services, Business Process Management, Customer Experience Management, Discovery, Business Network, and Analytics.

With our planned products and services, we plan to deliver our customers the following:

(i)	Increased compliance and information governance resulting in reduced exposure to risk of regulatory sanctions related to how information is handled and protected;

(ii)	Improved operating efficiency through process digitization and automation;

(iii)	Better customer engagement through improved and integrated digital experiences and content delivery;

(iv)	Lower cost of electronic storage and management of information through improved classification and archiving strategies;

(v)	Reduced infrastructure costs due to, among other factors, legacy decommissioning capabilities of BYOC and cloud and hosted services deployment models;

(vi)

Improved innovation, productivity and time-to-market as a result of letting employees, trading partners and customers work with information and collaborate in ways which are intuitive, automated, and flexible; and

(vi)	Increased revenue streams with the enablement of easy expansion across new channels and, ultimately, new markets.

Content Services

We plan to facilitate content services with an integrated set of technologies to allow customers to manage information throughout the content services lifecycle and improve business productivity, all while mitigating the risk and controlling the costs of growing volumes of data. We intend to make our content services solutions available via on-premise, SaaS and increasingly cloud-based solutions, which will include next-generation SaaS platform for content services. The proposed SaaS platform will be comprised of a set of consumer-grade, end-user productivity applications that enable users to access, share, create and collaborate on content, across any device.

Business Process Management (BPM)

We believe our planned BPM solution will provide software capabilities for analyzing, automating, monitoring and optimizing structured business processes that typically fall outside the scope of existing enterprise systems. We believe our envisioned BPM solutions will help empower employees, customers and partners.

Our proposed BPM solutions will include 260 Process Suite and 260 Process Suite Solutions.

●260 Process Suite will put businesses in direct control of its processes and fosters alignment between business and Information Technology (IT), resulting in tangible benefits for both. Our Process Suite will offer a single platform that can be accessed simply through a web browser and is built from the ground up to be truly multi-tenant and support all of the deployment models required for on-premise, private or public clouds.

●260 Process Suite Solutions will be packaged applications built on the Process Suite and address specific business problems. For some of these solutions, we plan to include Contract Management, Cloud Brokerage Services, Digital Media Supply Chain, and Enterprise App Store, to name a few.

Customer Feedback Management (CFM)

We believe our planned CFM solutions will generate improved time-to-market by giving customers, employees, and channel partners personalized and engaging experiences.

We intend our proposed CFM solutions to will include:

●Web Content Management, which we believe will provide software for authoring, maintaining, and administering websites designed to offer a “visitor experience” that integrates content from internal and external sources.

●Digital Asset Management, which we believe will provide a set of content management services for browsing, searching, viewing, assembling, and delivering rich media content such as images, audio and video.

●Customer Communications Management Software, which we believe will make it possible for organizations to process and deliver highly personalized documents in paper or electronic format rather than a “one message fits all” approach.

●Social Software, which we believe will help companies “socialize” their web presence by adding blogs, wikis, ratings and reviews, and build communities for public websites and employee intranets.

●Portal, which we believe will enable organizations to aggregate, integrate and personalize corporate information and applications and provide a central, contextualized, and personalized view of information for executives, departments, partners, and customers.

Customer Experience CX

We believe our planned CX solutions will help customers organize and visualize all relevant content to enable business users to quickly locate information in order to make better-informed decisions based on timely, contextualized information.

Our proposed CX solutions shall include:

●Search, which we plan to address information security and productivity requirements by securely indexing all information for fast retrieval and real-time monitoring.

●Smart Navigation, which we plan to help improve the end-user experience of websites by enabling intuitive visual exploration of site content through contextual navigation.

●Auto-Classification, which we plan to help improve the quality of information governance through intelligent metadata extraction and accurate classification of information.

●CX Silos, which we believe will make it possible for organizations to deal with the issue of so-called “information silos” resulting from, for instance, numerous disconnected information sources across the enterprise. Using a framework of adapters, an information access platform allows organizations to consolidate, decommission, archive and migrate content from virtually any system or information repository.

Business Network (BN)

Our proposed BN solution will be a set of offerings that facilitate efficient, secure, and compliant exchange of information inside and outside the enterprise.

Our proposed BN solutions will include:

●Business-to-Business (B2B) Integration services that help optimize the reliability, reach, and cost efficiency of an enterprise's electronic supply chain while reducing costs, infrastructure and overhead.

●Secure Messaging helps to share and synchronize files across an organization, across teams and with business partners, while leveraging the latest smartphones and tablets to provide information on the go without sacrificing information governance or security.

BYOC Analytics

We believe our proposed BYOC Analytics solutions in which we plan to develop will help organizations gain insight from their structured and unstructured data, make predictions, visualize and report on business processes, customer interactions and a myriad of other sources of information. This analytical data can then be used to refine business processes or content utilization, make predictions, identify trends, improve customer service or be applied in a multitude of different scenarios.

Our planned BYOC Analytics solutions include:

●Embedded Reporting and Visualization which will be used to embed reports and visualizations of data in an array of applications, including the BYOC EIM Suites and many third-party data sources.

●Big Data Analysis is the analysis of large sets of information from databases, files, Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) systems and a variety of other sources. Our planned modeling and predictive algorithms may be applied to this data using BYOC solutions to extract meaningful insight or predictive models to solve customer problems or help with operational insight.

Our Business Strategy

Growth

We plan to grow our business and strengthen our future service offerings in the IMT&S market through product development strategic acquisitions and integration. We plan to be a value-oriented and disciplined acquirer. Currently we are in the process of identifying potential acquisitions of companies in the IMT&S markets.  In this regard, on December 14, 2017, we entered into an agreement with Service 800 and the sole shareholder of Service 800 (the “Shareholder”), and on March 4, 2019 we purchased all of the issued and outstanding shares of common stock of Service 800 from the Shareholder (the “Transaction”).  Service 800 operates as a premium provider of Customer Feedback Management Platforms to their Fortune 500 and 1000 clients on a global basis. Service 800 provides survey authoring, response rates, feedback types and data analysis on their proprietary, cloud based, automated and centralized platform. Service 800 has currently 40 full time employees that provide services to 130 companies and 300 service organizations. Service 800’s current operations and strategic business plan is to further develop its marketing and Customer Experience platform to use within the framework of its current Fortune 500 and 1000 clients. While acquiring companies that operate complementary businesses will be one of our leading growth drivers, our growth strategy also includes product and software innovation. We plan to create sustained value by expanding distribution and adding value through up-selling and cross-selling across our planned multiple proprietary marketing platforms to our future customers.

We plan on acquiring operating companies that will help us provide a well-rounded product line to our future customers.  We believe that such acquisitions will be our primary driver to growth, similar to high-performing conglomerates.  By focusing on these acquisitions and the integration of niche businesses, we believe this will be well-positioned to create a streamlined platform, which we believe will allow us to offer our future clients a full suite of software solutions and technology services.

We have developed a philosophy, which we refer to as “The Beyond Commerce Business System.” Our philosophy is designed to create value by leveraging a clear set of operational mandates for integrating newly acquired companies and assets. We believe we have the ability to successfully integrate acquired companies and assets into our business given the background and experience of our Chief Executive Officer and the members of our Board of Directors.  We believe pursuing strategic acquisitions is an important aspect to our planned strategy. However, no assurance can be given that we will be successful in consummating such acquisitions or that we will be successful in realizing anticipated strategic benefits of such acquisitions.

Funding Agreements

On February 13, 2018, we entered into a financial advisory agreement with Maxim Group, LLC, a leading full-service investment banking, securities and wealth management firm (“Maxim”), pursuant to which Maxim will provide certain advisory services, including strategic corporate planning, financial advisory and investment banking services. On May 31, 2018, we entered into a separate financial advisory agreement with Maxim, which effectively expanded the arrangement to include Maxim’s provision of mergers and acquisitions services, to include the sourcing of and negotiation with potential targets. Pursuant to the agreement, Maxim will assist in BYOC’s global expansion plan, and accelerate product growth and innovation. Additionally, Maxim, will among other things, assist the Company in its efforts to become a fully reporting company under Securities and Exchange Commission guidelines and also advise the Company with respect to its efforts to list on a national securities exchange.

On March 28, 2018, we entered into a securities purchase agreement with Iliad Research and Trading, L.P. (“Iliad”) pursuant to which we secured a seventeen (17) month non-dilutive bridge loan in the principal amount of $1,000,000 (of which $100,000 would be retained by Iliad as an original issue discount), consisting of six tranches of funding, with the initial tranche consisting of a promissory note in the principal amount of $100,000 and each subsequent note equal to $150,000.  Upon execution of the agreement, we received from Iliad an initial payment of $50,000.  The notes each had a maturity of seventeen (17) months from the date of issuance, an interest rate of 10% per annum, and were convertible into shares of common stock at a price of $0.15 per share.  The agreement also provided that Iliad would be issued seven (7) warrants to purchase shares of common stock, par value $0.001 per share.  In addition, if at the Company’s option it decided to repay the loan with shares of its common stock, the conversion price adjusted to 65% of the lowest trading price on the primary trading market on which the Company’s common stock is then-listed for the twenty (20) trading days immediately prior to conversion.  The notes could be prepaid, but carry a penalty in association with the remittance amount, as there is an accretion component to satisfy the outstanding balance with cash.  On August 31, 2018, we paid $197,918 to Iliad to settle the outstanding balance, consisting of pre-payment penalty principal and interest.  The Company is currently negotiating a settlement with Iliad with respect to a warrant.

On June 14, 2018, the Company issued a 15% senior convertible promissory note in the principal amount of $50,000.  This note has a maturity of eight (8) months and is convertible into shares of common stock, par value $0.001 per share, of the Company at a price of $0.10 per share.  As inducement for the note, the Company issued 825,000 shares of restricted common stock, par value $0.001 per share, to the noteholder. The Company is currently negotiating an extension with the note holder.

On August 7, 2018, we entered into a securities purchase agreement (“SPA”) with Discover Growth Fund, LLC (“Discover”), pursuant to which we issued a senior secured redeemable convertible debenture in the principal amount of $2,717,391 (of which $217,391 was retained by Discover as an original issue discount) (the “Debenture”), in exchange for $500,000 cash consideration and a promissory note issued by BYOC in the amount of $2,000,000 (the “Note”).  Pursuant to the terms of the SPA, we issued to Discover a warrant to purchase up to 16,666,667 shares of our common stock, exercisable beginning on the six (6) month anniversary from the date of issuance for a period of three (3) years at an exercise price of $0.15 per share (the “Warrant”).  The Debenture is subject to interest at a rate of 8.0% per annum and be converted into shares of the Company’s common stock at a price equal to the lower (i) $0.15 per share of common stock, and (ii) if there has never been a trigger event (as defined in the Debenture), (A) the average of the 5 lowest individual trades of the shares of common stock, less $0.01 per share, or following any such trigger event, (B) 60% of the foregoing.  Further, pursuant to the SPA we agreed to issue 2,500,000 shares of our common stock to Discover at close of the transaction, and that Discover would fund $2,000,000 in cash upon effectiveness of The Company’s registration statement, which occurred on February 8, 2019.  The Discover transaction closed on August 16, 2018. We issued 2,500,000 shares of common stock to Discover in 2019.

On February 12, 2019, after effectiveness of its registration statement the Company entered into the second tranche of funding from the Discover Growth Fund, LLC for $2,000,000 of which funds were utilized in the cash component of the Service 800, Inc transaction.

 Potential Product Revenues

Our forecasted business will consist of four revenue streams: (1) software license; (2) cloud services and subscriptions; (3) customer support; and (4) professional services.

License

Our forecasted license revenues will consist of fees earned from the licensing of software products to our future customers. We believe that license revenues will be impacted by the strength of general economic and industry conditions, the competitive strength of our future software offerings, and our potential acquisitions. A potential customer’s decision to license our software products often involves a comprehensive implementation process across the customer’s network or networks and the licensing and implementation of our planned software products may entail a significant commitment of resources by prospective customers.

Cloud Services and Subscriptions

Our forecasted cloud based services and subscription revenues will consist of (i) software as a service offerings, (ii) managed service arrangements and (iii) subscription revenues relating to on-premise offerings. We believe these offerings will allow our potential customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure.

In addition, we plan to offer B2B integration solutions, such as messaging services, and managed services. Messaging services will (i) allow for the automated and reliable exchange of electronic transaction information, such as purchase orders, invoices, shipment notices and other business documents, among businesses worldwide, and (ii) provide an end-to-end fully outsourced B2B integration solution to our customers, including program implementation, operational management, and customer support. We believe these planned services will enable customers to effectively manage the flow of electronic transaction information with their trading partners and reduce the complexity of disparate standards and communication protocols.

Customer Support

We plan on integrating our proposed customer support offering to customers together with the purchase of a license of our future enterprise information management software products. This customer support will typically renew on an annual basis; customer support revenues will be a sizeable portion of total revenue, as they are with our many of our competitors. Through our planned customer support programs, customers will receive access to software upgrades, a knowledge base, discussions, product information, and an online mechanism to post and review trouble issues. Additionally, our planned customer support teams will handle questions on the use, configuration, and functionality of our products and can help identify software issues, develop solutions, and document enhancement requests for consideration in future product releases.

Professional Service and Other

We plan to provide consulting and learning services to customers and generally these services will relate to the implementation, training and integration of our licensed product offerings into the customer's systems.

We believe our planned consulting services will help customers build solutions that will enable them to leverage their investments in our technology and in existing enterprise systems. Implementation of these services will range from simple modifications to meet specific departmental needs to enterprise applications that will integrate with multiple existing systems.

We plan to have our learning services advisors analyze our future customers' education and training needs, focusing on key learning outcomes and timelines, with a view to creating an appropriate education plan for the employees of our customers who work with our products. We plan to design flexible education plans that can be applied to any phase of implementation: pilot, roll-out, upgrade or refresher. Our learning services will employ a blended approach by combining mentoring, instructor-led courses, webinars, eLearning and potentially, focused workshops.

Potential Acquisitions

We believe our future competitive position in the marketplace will be dependent upon our ability to maintain a complex and evolving array of technologies, products, services and capabilities. Considering the continually evolving marketplace in which we intend to operate, we plan to regularly evaluate acquisition opportunities within the IMT&S market and at any time may be in various stages of discussions with respect to such opportunities.

Pursuing strategic acquisitions is an important aspect to our current and future growth strategy, which we expect to continue, in order to strengthen our service offerings in the IMT&S market. As discussed elsewhere in this filing, we completed the acquisition of all of the issued and outstanding shares of Service 800, Inc. on March 4, 2019.

While final closing has not yet occurred, the Company has signed a letter of intent to acquire certain entities in addition to Service 800, Inc.

We believe our planned acquisitions support our long-term strategy for growth. We believe such acquisitions will strengthen our competitive position, help us obtain a customer base and provide greater scale to accelerate innovation, and begin revenues. We plan to continue to identify strategic acquisitions of complementary companies, products, services and technologies which we believe will augment our existing business.

Research and Development

The industry in which we plan to operate and compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, we believe our success, in part, will depend on our ability to build and enhance our products in a timely and efficient manner and to develop and introduce new products that meet client needs while reducing total cost of ownership. To achieve these objectives, we plan to make and expect to make research and development investments through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions.

As of December 31, 2018 and 2017, we have not engaged in research and development activities.

Marketing and Sales

Our sales and marketing plan is built around teams that collaborate to create market awareness and demand, to build a robust sales pipeline and to ensure customer success that drives revenue growth through market identification.

Sales

We plan to use a direct sales approach that includes inside sales teams and field sales teams. Our planned inside sales team, will be based in regional sales hubs when fully implemented, qualifies and manages accounts throughout the world in a manner in which we can seed new sales at a low cost and expand these accounts over time. The second phase of our planned sales initiative is the development and use of a direct field sales team that will cover North America; Europe, Middle East and Africa; the Asia Pacific region; and Latin America, and is mainly responsible for lead qualification and account management for large enterprises. Our planned direct sales teams will partner with technical sales representatives who will provide pre-sales technical support. We will also have a dedicated customer success team to drive renewals of existing contracts.

We also plan to sell our products through indirect sales channels including technology vendors, resellers and OEM and independent software vendor (ISV) partners. These channels will provide additional sales coverage, solution-based selling, services and training throughout the world. Our channel program will be led by a dedicated sales team.

Marketing

Our planned marketing efforts will focus on establishing our brand, generating awareness, creating leads and cultivating the BYOC user community. The marketing team will be dedicated to product marketing, program marketing, field events, channel marketing, corporate communications and website development. We plan to leverage both online and offline marketing channels such as events and trade shows, seminars and webinars, third-party analyst reports, whitepapers, case studies, blogs, search engines and email marketing. A central focus for the marketing team will be to drive free product trials and encourage use of our free online training and certification, an integral part of our planned customer acquisition process. Our marketing team will be responsible for the logistics of hosting various planned events, including an annual customer conferences and regional events, as well as providing Web-based community tools and supporting customer-driven user groups.

Market and Competition

The IMT&S industry is highly fragmented and competitive. Key competitive factors include contractual terms and competitive pricing, quality of service, reputation, technical and industry expertise, scope of services, innovative service and product offerings. Key success factors include the ability to access the latest available and most efficient technology and techniques; maintain a highly skilled workforce; maintain effective cost controls, and good project management skills.

The market for our proposed products and related services is highly competitive, subject to rapid technological change and shifting customer needs and economic pressures. In the Customer Feedback Management Platform (CX) market, our competitors may have single (or narrowly-tailored) solutions or they may have a range of information management solutions. Given the markets in which we plan to operate and the products and services we plan to offer, we believe our top competitors to be Clarabridge, Confirmit, InMoment, MartizCX, Medallia, NICE, Qualtrics, Satmetrix Systems, SMG and Verint Systems.

We believe that many of our competitors in the IMT&S industry would be small, and of those, many are non-employing firms. Companies in the industry in which we intend to operate offer a broad range of product and services tailored to different markets. This mobility has allowed smaller firms to dominate the industry composition, as they tend to provide services to a specific niche market and/or within a specific geographic region. Despite their prevalence, smaller firms contribute only a small percentage of industry revenue. The bulk of revenue is generated by several high-profile global corporations, such as IBM, Hewlett-Packard, EMC Corporation, SAS, and Accenture. Larger companies maintain an advantage over smaller firms in that they can service national and international clients, with more resources and capabilities, and as such are able to command a higher premium.

We believe that certain competitive factors will affect the market for our future software products and related services, which may include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training; and (ix) the ability to address specific customer business problems. We believe the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

Intellectual Property Rights

Our future success and ability to compete will depend on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Software products are generally licensed to customers on a non-exclusive basis for internal use in a customer's organization. We plan to also grant rights in intellectual property that we plan on developing or acquiring to third-parties to allow them to market certain of our future products on a non-exclusive or limited-scope exclusive basis for an application of such product or to a specific geographic region.

We plan to rely on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. The duration of patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent. While we believe our intellectual property will be an asset, and our ability to maintain and protect our intellectual property rights is important to our success, we do not anticipate that our business will not be materially dependent on any patent, trademark, license, or other intellectual property right.

Employees

As of December 31, 2018, Beyond Commerce, Inc. currently has one full-time employee, Mr. Geordan Pursglove.  Mr. Pursglove is our President, CEO and Director, and through the acquisition of Service 800, Inc., we added forty (40) full time employees and approximately 320 independent service providers that assist in providing services to the Company’s current roster of approximately 130 companies and 300 service organizations.

Properties

We currently lease virtual office space at 3773 Howard Hughes Parkway, Suite: 500 Las Vegas, NV 89169.  We pay an annual fee of $120 for this lease.  During 2019, we intend to move the Company’s headquarters to Florida. On October 2, 2018, we entered into a Letter of Intent with CP Boca Plaza LLC to lease commercial space in an office building located at 5355 Town Center Road, Ste. 405, Boca Raton, Florida 33486. As of the date of this Annual Report, management is currently negotiating a sixty-three (63) month term for the office lease in which we anticipate leasing approximately 1,815 rentable square feet of office space for a monthly rental fee of $7,594 for the first year, and increasing approximately 3% each year throughout the term of the lease. We believe this new office space will meet our needs for the next five years.  The move will also help to facilitate and reduce the cost to maintain and develop the Company’s future business, all of which we intend to maintain on the east coast of the United States. There is also a location in Minnesota for Service 800, Inc. The current address of Service 800, Inc. is 2190 Wayzata Blvd, Long Lake Minnesota 55356. Service 800 rents its facilities under an operating lease agreement with Green Valley Associates., which is owned by the sole shareholder of the Company. The lease, which expires December 31, 2018, requires base monthly rents of $17,200, plus operating expenses. The lease automatically renews for an additional one year term unless terminated by either party. The lease was renewed for an additional year on December 31, 2018.

Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any Not until filed material proceedings or pending litigation.

 ITEM 1A.   RISK FACTORS

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

General Business and Industry Risks

We have nominal assets and no current operations and face many of the risks and difficulties frequently encountered by an early stage company.

As of December 31, 2017, the Company chose to close and remove the following subsidiaries from our consolidated financial statements on a go-forward basis: LocalAdLink, Inc., Adjuice, Inc., and Aim Connection, Inc. As a result, we have nominal assets and no current operations. There can be no assurance that our planned operations will be profitable. To begin operations and become profitable, we must raise additional working capital. We have no commitment for funding and there can be no assurance that we will be able to secure additional debt or equity financing and, if obtained, will be available on terms acceptable to us. If we are not successful in securing additional financing when needed, we may be unable to execute our business strategy, which could result in curtailment of our operations.

Although, our President has broad knowledge of the markets in which we plan to operate, assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in our industry can be affected by a wide variety of factors including:

●	competition from other similar companies;

●	changes in underlying consumer behavior;

●	our ability to access adequate financing on reasonable terms and our ability to raise additional capital in order to fund our operations;

●	challenges with new products, services and markets; and

●	fluctuations in the credit markets and demand for credit.

We may not be able to successfully address these factors, which could negatively impact our growth, harm our business and cause our operating results to be worse than expected.

We have no proven ability to generate revenues, and any investment in our company is risky.

We do not have a meaningful operating history, so it will be difficult for you to evaluate an investment in our stock. We cannot assure that we will generate revenues or be profitable. As a result, investors will bear the risk of complete loss of their investment in the event we are not successful.

Rule 144 is not generally available to holders of our Common Stock which makes it difficult to resell shares in the future.

With limited exceptions related to restrictive securities acquired before we became a “non-shell company”, holders of our restricted securities continued to be limited in their ability to resell their securities pursuant to Rule 144. Preclusion from the use of the resale exemption from registration afforded by Rule 144 may make it more difficult for us to sell equity securities in the future, and for stockholders to resell their restricted securities.

Rule 144 Shares

In general, under Rule 144, a person who is not one of our affiliates and who is not deemed to have been one of our affiliates at any time during the three months preceding a sale and who has beneficially owned shares of our common stock for at least six months would be entitled to sell them without restriction, subject to the continued availability of current public information about us (which current public information requirement is eliminated after a one-year holding period).

A person who is an affiliate and who has beneficially owned shares of a company’s common stock for at least six months, subject to the continued availability of current public information about us, is entitled to sell within any three-month period a number of shares that does not exceed the greater of:

●

one percent of the number of shares of our company’s common stock then outstanding, which, in our case, will equal approximately 10,000,000 shares as of the date of this Annual Report on Form -10-K; or

●	the average weekly trading volume of our company’s common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Rule 144 is not available for either a reporting or non-reporting shell company, as defined under Rule 405 of the Securities Act, unless our company: has ceased to be a shell company; is subject to the Exchange Act reporting obligations; has filed all required Exchange Act reports during the preceding twelve months; and at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2018 and December 31, 2017, we had an accumulated deficit of $42,762,680 and $38,466,441, respectively. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2018 and 2017 with respect to this uncertainty.

Our ability to continue as a going concern is dependent upon our ability to generate profitable business operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities. Management’s plan to continue as a going concern is based on us obtaining additional capital resources through the sale of our securities and/or loans on an as needed basis. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described above and eventually attaining profitable operations.

In addition to the normal risks associated with a new business venture, there can be no assurance that our business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be available, or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.  In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase out authorized capital in order to take advantage of such financing.  However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital. Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable. To the extent that we are unsuccessful, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. Our ability to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan and continuing to raise funds through debt and/or equity raises.

We must raise additional capital to fund our operations.

We do not currently have sufficient capital to fund our current or anticipated operations. We may be unable to obtain additional capital when required. Future business development activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, our ability to do so is subject to a number of risks, uncertainties, constraints and consequences, including, but not limited to, the following:

●

our ability to raise capital through the issuance of additional shares of our common stock or convertible securities is restricted by the limited number of our residual authorized shares, the potential difficulty of obtaining stockholder approval to increase authorized shares and the restrictive covenants under our secured term loan agreement;

●	issuance of equity-based securities will dilute the proportionate ownership of existing stockholders;

●	our ability to obtain further funds from any potential loan arrangements is limited by our existing loan and security agreement;

●	certain financing arrangements may require us to relinquish rights to various assets and/or impose more restrictive terms than any of our existing or past arrangements; and

●	we may be required to meet additional regulatory requirements, and we may be subject to certain contractual limitations, which may increase our costs and harm our ability to obtain funding.

For these and other reasons, additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we may be required to delay, scale back or eliminate some or all of our planned research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly qualified personnel, refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Any of these consequences could harm our business, financial condition, operating results and prospects.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain financing may be impaired by factors such as the capital markets (both generally and in our industry in particular), our limited operating history, national unemployment rates and the departure of key employees. Further, economic downturns will likely decrease our revenues and may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, if any, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

We have a limited operating history, have generated losses since inception, have not generated any revenues from planned operations and may never achieve profitability.

Prior to our recent acquisition of Service 800, Inc., we were an early pre-revenue stage company and have a limited history of operations. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a new company engaged in the "big data" arena for the B2B IMT&S space. Such risks include, among other things, potential competition from well-established and well-capitalized companies, unanticipated development, and changes in trends, marketing difficulties and risks associated with intellectual property creation, protection and exploitation. There can be no assurance that we will ever achieve profitability.

We may encounter delays, uncertainties, and complications typically encountered by early stage businesses, many of which will be beyond our control. These risks include the following: lack of sufficient capital, unanticipated problems, delays, and expenses relating to product development and implementation, lack of intellectual property protection, licensing and marketing difficulties, competition, technological changes, and uncertain market acceptance of our future products and services.

Our planned expense levels will be based in part on our expectations concerning future revenue, which is difficult to forecast accurately based on our stage of development. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, business development and marketing expenses may increase significantly as we expand operations. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue, our business, operating results, and financial condition may be materially and adversely affected.

Our acquisitions are an important aspect of our growth strategy, but they may not achieve expectations, which could affect our cash flow and profitability.

We plan to acquire companies and operations that complement our planned business operations. These transactions involve numerous business risks, including finding suitable transaction partners, the diversion of management’s attention from other business concerns, extending our product or service offerings into areas in which we have limited experience, entering into new geographic markets, the potential loss of key employees or business relationships and the integration of acquired businesses, any of which could adversely impact our business, financial condition or results of operations.  We may face a number of risks with respect to potential acquisitions, including but not limited to:

●

an acquisition may negatively affect our business, financial condition, operating results or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

●

we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

●	an acquisition, whether or not consummated, may disrupt our ongoing business, divert resources, increase our expenses and distract our management

●	an acquisition may result in a delay or reduction of purchases for both us and the company that we acquired due to uncertainty about continuity and effectiveness of solution from either company;

●

we may not be able to successfully integrate our business through the acquisition of Service 800, Inc. and we may not be able to fully realize the anticipated strategic benefits of the acquisition, which includes a complementary business;

●	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

●	challenges inherent in effectively managing an increased number of employees in diverse locations;

●	the potential strain on our financial and managerial controls and reporting systems and procedures;

●	potential known and unknown liabilities associated with an acquired company;

●	our use of cash to pay for acquisitions could limit other potential uses for our cash;

●	the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions; and

●	to the extent that we issue a significant amount of equity or convertible debt securities relating to future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

We may not succeed in addressing these or other risks or any other problems encountered relating to the integration of any acquired business, the inability to integrate successfully the business, technologies, products, personnel or operations of any acquired business, or any significant delay in achieving integration, could have a material adverse effect on our business, financial condition and operating results.

We may be adversely affected by risks associated with acquisitions, such as Service 800, including execution risks, failure to realize anticipated strategic benefits, and failure to overcome integration risks, which could adversely affect our growth and profitability.

We plan to grow our business both organically and inorganically, including through the acquisition of Service 800, Inc. (“Service 800”) and development of software and solutions. While we plan to complete other acquisitions, there can be no assurance that we will be successful in closing on other acquisitions. In the event that we do pursue further acquisitions, we may have difficulty executing on such acquisitions and may not realize the anticipated benefits of any transaction we complete. Any of the foregoing matters could materially and adversely affect us.

The integration of Service 800 will likely be a time-consuming process. The integration process will likely require substantial management time and attention, which may divert attention and resources from other important areas, including developing our planned services and products existing business. In addition, we may not be able to fully realize the anticipated strategic benefits of the acquisition, which includes a complementary business. The failure to successfully integrate the combined operations, including retention of key employees, could impact our ability to realize the full benefits of our acquisition of Service 800. If we are not able to achieve the anticipated strategic benefits of the acquisition, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the integration or the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by us. Failure to achieve the anticipated benefits could result in increased costs and decreases in future revenue and/or net income following the acquisition.

Inadequate protection of our intellectual property could impair our competitive advantage.

Our success and ability to compete depend in part upon our development of proprietary technology and intellectual properties. We will eventually rely primarily on a combination of copyright, trademark, patent, trade secret laws, nondisclosure agreements, and technical measures to protect our future proprietary technology and intellectual properties. We will also limit access to, and distribution of, our proprietary technology and trade secrets through security technologies.

There can be no assurance that our efforts to protect our intellectual property rights will adequately deter misappropriation or independent third-party development of our intellectual property or prevent an unauthorized third party from obtaining or using information that we regard as proprietary.

There can be no assurance that our competitors will not independently develop proprietary technologies similar to ours. Litigation may be necessary in the future to protect our trade secrets or other intellectual property rights or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition, and results of operations.

Third parties could claim that we are infringing their patents or other intellectual property rights; we must protect our intellectual property; and others could infringe on or misappropriate our rights.

Open source software includes a broad range of software applications and operating environments produced by companies, development organizations and individual software developers and is typically licensed for use, distribution and modification at a nominal cost or often, free of charge. To the extent that the open source software models expand, and non-commercial companies and software developers create and contribute competitive analytical software to the open source community, we may be forced to adjust our pricing, maintenance and distribution strategies and models, which could have a material adverse effect on our financial position and results of operation. In addition, if one of our developers embedded open source software into one or more of our products without our knowledge or authorization or a third party has incorporated open source software into such third-party’s software without disclosing the presence of such open source software and we embedded such third-party software into one or more of our products, we could, under certain circumstances, be required to disclose the source code to such products. Third-parties could claim that we are infringing on their patents or other intellectual property rights.

Our planned technology and products may not achieve commercial success or widespread market acceptance.

The technology and products that we plan to develop, may not achieve customer or widespread market acceptance. Some or all of our planned technology and products may not achieve commercial success as a result of technology problems, competitive cost issues, yield problems, and other factors. Even if we successfully introduce a new product, customers may determine not to adopt or may terminate use of our products for a variety of reasons, including the following:

●	superior technologies developed by competitors;

●	price considerations;

●	lack of anticipated or actual market demand for the products; or

●	unfavorable comparisons with products introduced by others.

We may be unable to recover any expenditure we make relating to one or more modern technologies that ultimately prove to be unsuccessful for any reason. In addition, any investments or acquisitions made to enhance technologies may also prove to be unsuccessful.

We may not be able to commercialize our planned technology products or services.

A key element of our business strategy involves the development and commercialization of new software technologies and products. The success of this effort depends on numerous factors. We may not be able to expand our business as anticipated and may make substantial investments in product development, and marketing efforts that may not result in any sales. The design and manufacture of products utilizing innovative technology involves a highly complex process that is sensitive to a wide variety of factors. As a result of these factors, we may experience no revenues and no adoption of our planned products or services.

We might not be able to implement our business strategy.

To some extent, our ability to generate cash flow in the future is subject to general economic, financial, competitive, and other factors that are beyond our control. In the event our management has misjudged the market demand, market acceptance of our services, or financial projections and assumptions, results of operations could be adversely affected, and we might not be able to fund our development as planned. If we are unable to finance existing or future projects with cash flow from operations, we will have to adopt one or more alternatives, such as delaying launch, postponing advertising and marketing, canceling development projects and other capital expenditures, or obtaining additional equity/debt financing, or joint venture partners. These sources of additional funds might not be sufficient to finance future projects, and other financing may not be available on acceptable terms, in a timely manner or at all. If we are unable to secure additional financing, we could be forced to limit our business plan, or we may not be able to take advantage of unanticipated opportunities or otherwise respond to unanticipated competitive pressures, which might adversely affect our business, financial condition and results of operations.

We may experience delays in introducing our planned products or services which may adversely affect our revenue.

The timing of a creative process is difficult to predict. In developing our products, we anticipate dates for the launch of the products and associated product introductions. When we state that we will introduce or anticipate introducing a product at a certain time in the future, those expectations are based on completing the associated development or acquisition and implementation work in accordance with our currently anticipated schedules. Unforeseen delays and difficulties in the development process or significant increases in the planned costs of development, or factors outside our control may cause the introduction date for the product to be later than anticipated or, in some situations, may cause a product introduction to be discontinued. Any delay or cancellation of planned product development and introduction may decrease the number of products and features we sell and harm our business.

We may become dependent upon third-parties for certain future software and marketing applications development.

We may license certain software upgrades from third-party software developers. Licensed software could be embedded in our future product offerings, and some could be offered as add-on products. If these licenses are discontinued, or become invalid or unenforceable, there can be no assurance that we will be able to develop substitutes for the licensed software independently or that we will be able to obtain alternatives in a timely manner. Any delays in obtaining or developing substitutes for future licensed software applications could result in material adverse impacts to our financial condition and plan of operations.

Software piracy is a persistent problem in the IMT&S industry.

Preventing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the software industry. In addition, the laws of various countries in which we may plan to market and sell our software and marketing applications do not protect our software and intellectual property rights to the same extent as the laws of the US. Despite the precautions that we are planning to take to safeguard our software and marketing application, it may be possible for unauthorized third-parties to reverse engineer or copy our planned products or obtain and use information that we regard as proprietary. There can be no assurance that the steps that we plan to take to protect our proprietary rights will be adequate to prevent misappropriation of our technology. If we fail to protect our Company from misappropriation of our technology, our operations could be materially affected.

Our operating results, once established, may have significant periodic and seasonal fluctuations.

Customer commitments in the IMT&S industry are frequently short-term. In addition to the variable nature of these commitments, other factors may contribute to significant periodic and seasonal fluctuations in results of operations. These factors may include the following:

●	the timing of orders;

●	the volume of orders relative to capacity to provide technical support or customer service;

●	product introductions and market acceptance of new products or new generations of products;

●	evolution in the life cycles of customers’ products;

●	timing of expenditures in anticipation of future orders;

●	effectiveness in managing software development processes;

●	changes in cost and availability of labor and components;

●	introduction and market acceptance of customers’ products;

●	product mix;

●	pricing and availability of competitive products; or

●	anticipated or unanticipated changes in economic conditions.

Volatility of consumer preferences makes introducing successful products and services difficult and unpredictable.

Our success will depend on generating revenue from market acceptance of the products we release, but market acceptance cannot be predicted or relied upon. Our business plan involves the development of IMT&S products and the future enhancement of those products. The success of future enhancements cannot be assured regardless of the success of any initial products. If our products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and continue the ongoing development and acquisition of new products. The failure to successfully anticipate, identify and react to consumer preferences would have an adverse effect on revenues, profitability and the results of operations.

Potential profit margins may decline as a result of increasing pressure on margins.

The industry in which we plan to operate is subject to potentially significant pricing pressure caused by many factors. If our estimated gross margin declines and we fail to sufficiently reduce our operating cost or grow our future net revenues, we could incur significant operating losses that we may be unable to fund or sustain for extended periods of time, if at all. This could have a material adverse effect on our results of operations, liquidity and financial condition.

We anticipate we will be dependent on the timely receipt of payment from our clients.

We plan to extend payment terms to our future clients. The extension of payment terms and the collection of potential receivables could extend well beyond normal terms outside of our control. Our ability to collect on outstanding receivables, our ability to borrow if needed under any credit facility and our overall financial condition could be negatively affected. Our financial condition and results of operations would be adversely impacted.

Our industry is highly competitive.

The market for marketing statistical software, data mining tools, predictive analytic solutions, both in the US and internationally, is highly fragmented and competitive. However, as our sales channel becomes more visible to potential competitors, some of which have well-recognized brand names and substantial financial, technological, distribution, marketing experience and research and development capabilities, the potential competitors may develop products that compete directly with our products. Competitive pressures from the introduction of novel solutions and products by these companies or other companies could have a material adverse effect on our future business results. There can be no assurance that we will be able to compete successfully or that the competition will not have a material adverse effect on our future business results.

We may experience sporadic sales cycles.

Our sales strategy is focused on our targeted market of Fortune 500 and 1000 businesses with a need for our software, marketing and related services. These “strategic accounts” could produce sales cycles of nine months or more in duration before any revenues are generated by us. These long sales cycles could have an adverse effect on our cash flow and in turn would have a materially adverse effect on our financial condition and results of operations.

We may be subject to risks associated with information disseminated through the Internet.

The safe and secure transmission of confidential information over the Internet has been a significant hurdle to electronic file transfer and communications over the Internet. Any compromise or actual breach of our planned internal security processes, databases and or hardware could deter our targeted clients from using our software and marketing applications and in turn create a materially adverse effect on our financial condition and results of operations.

Possible future transactions with our executive management or their affiliates may create conflicts.

Under prescribed circumstances, our bylaws permit us, under restricted circumstances, to enter into transactions with our affiliates, including the borrowing and lending of funds and joint investments. Currently, our policy is not to enter into any transaction involving joint investments with our Management or their affiliates, or to borrow from with the exclusion of past loans from The 2GP Group, or lend money to such persons. However, our policies in each of these regards may change in the future.

Our rights and the rights of our shareholders to recover claims against our officers and directors are limited.

Nevada law provides that a director has no liability in that capacity if he performs his duties in good faith in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our articles of incorporation, as amended (the “Articles of Incorporation”) authorize us, and our bylaws require us, to indemnify our directors, officers, employees and agents to the maximum extent permitted under Nevada law.

Additionally, our Articles of Incorporation limit the liability of our directors and officers to us and our shareholders for monetary damages to the maximum extent permitted under Nevada law. As a result, our shareholders and we may have more limited rights against our directors, officers, employees and agents, than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and our agents in some cases.

Risks Related to Our Common Stock

Our stock is considered a “penny stock,” and is therefore considered risky.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity securities that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Such “penny stocks” and are subject to regulations which mandate the dispersion of certain disclosures to potential investors prior to any investors’ purchase of any penny stocks. Penny stocks are low-priced securities with low trading volume. Consequently, the price of the stock is often volatile and investors may be unable to buy or sell the stock when you desire. The SEC extensively monitors “penny stocks,” and such regulations are enumerated in Exchange Act Section 15(h) and Exchange Act Rules 3a51-1 and 15g-1 through 15g-100. With certain exceptions, brokers selling our stock must adhere to the SEC’s “penny stock” regulations, which requirements include, but are not limited to, the following:

●	brokers must provide you with a risk disclosure document relating to the penny stock market;

●	brokers must disclose price quotations and other information relating to the penny stock market;

●	brokers must disclose any compensation they receive from the sale of our stock;

●	brokers must provide a disclosure of any compensation paid to any associated persons in connection with transactions relating to our stock;

●	brokers must provide you with quarterly account statements;

●	brokers may not sell any of our stock that is held in escrow or trust accounts;

●	prior to selling our stock, brokers must approve your account for buying and selling penny stocks; and

●	brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These additional sales practices and the disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be adversely affected, with related adverse effects on the price of our securities.

 Certain risk relating to litigation or other legal proceedings, including the judgment against us in favor of our Chief Executive Officer and the outstanding federal and state tax liens against BOOMj.com, could harm our business plans and have a material adverse effect on our operations, which could require us to curtail or cease our operations.

On July 28, 2011, a judgment was entered into in favor of Mr. George Pursglove, our former Chief Executive Officer, in connection with his countersuit against BOOMj.com, a former wholly-owned subsidiary of the Company.  The judgment was in the total amount of $6,020,775, consisting of: (i) $20,775 for damages as to the claim for failure to pay wages; (ii) $3,000,000 for damages as to the conversion claim; and (iii) $3,000,000 for punitive damages (the “July Judgment”).  The July Judgment accrues interest at a rate of 5.29% per annum.  As of December 31, 2018, the total amount of principal and interest was $8,121,514.

Also, on February 17, 2010, the Internal Revenue Service filed a federal tax lien in the amount of $756,711 against all of the property and rights to the property of BOOMj.com for unpaid federal payroll withholding taxes for the year ended December 31, 2009. On June 14, 2010, the Internal Revenue Service filed an additional federal tax lien against BOOMj.com in the amount of $161,150.  The current amount outstanding including penalty and interest is $1,687,163 and $1,607,163 as of December 31, 2018 and December 31, 2017, respectively, which is also inclusive of amounts outstanding for state tax related claims of $63,725 for both reported periods. The accrued interest on the balance sheet related to this liability is $610,000 and $530,000 as of December 31, 2018 and December 31, 2017, respectively.  As of the date of this annual report, the Company has not satisfied the judgment.

We are obligated to make payments to satisfy the July Judgment and the outstanding federal and state tax liens against the company.  In the event we are not able to make these payments, we may be subject to further legal proceedings. Further, we may not have sufficient assets to satisfy either the July Judgment or the outstanding federal and state tax liens which may force us to go into bankruptcy.  Further, it may be difficult for us to obtain financing with these outstanding judgments, which could harm our business plans and have a material adverse effect on our operations, which could require us to curtail or cease our operations.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend their customers buy our common stock, which may have the effect of reducing the trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock, thereby potentially reducing the liquidity of our common stock.

Certain stockholders possess a majority of our voting power, and through this ownership, may control our Company and our corporate actions.

Our controlling stockholders, The 2GP Group, LLC and Fiona Oakley, hold approximately 59.14% of the total voting power of our outstanding capital stock as of March 31, 2019.  The 2GP Group, LLC is an entity controlled by our President, CEO and Director, Geordan Pursglove, who holds sole voting and dispositive power over these shares. Each share of Series A Preferred Stock is convertible into one share of common stock.  In addition, each share of Series A Preferred Stock entitles its holder to (i) cumulative, non-participating dividends in preference and priority to any declaration or payment of a dividend on any of the Company’s common stock, at a rate of 12% per annum, and (ii) three times (3x) voting preference over common stock.  These shareholders have the ability to control our management and affairs through the election and removal of our entire Board of Directors, the amendment of our articles of incorporation or bylaws, and the adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.  Such concentrated control of the Company may adversely affect the price of our common stock. A stockholder that acquires common stock will not have an effective voice in the management of the Company.

We have no plans to pay dividends on our Common Stock or our Series A Preferred Stock.

We have not previously paid any cash dividends, nor have we determined to pay dividends on any share of Series A Preferred Stock or shares of Common Stock, except as described in the rights and preferences detailed in the “Certificate of Designation of Preferences” for the Series A Preferred Stock filed with the Secretary of State of the State of Nevada. The permissibility to pay dividends on our shares is restricted by Section 78.288 of the Nevada Revised Statutes, which provides that a company may not issue a dividend if the result of such dividend would be to make the company have negative retained earnings.  There can be no assurance that our operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flows. Furthermore, there is no assurance that the Board of Directors will declare dividends even if profitable. Dividend policy is subject to the Nevada Revised Statutes and the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements and other factors.

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

We are authorized to issue up to 1,900,000,000 shares of common stock with a par value of $0.001, of which 1,085,429,876 are issued and outstanding as of April 8, 2019. Our board of directors, upon the approval of the stockholders, may seek to increase the number of authorized shares in the future and may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Voting power is highly concentrated in holders of our Series A Preferred Stock.

We are authorized to issue up to 250,000,000 shares of preferred stock, all of which are designated Series A Preferred Stock and all of which are currently issued and outstanding.  Holders of our Series A Preferred Stock are entitled to three times (3x) voting preference over holders of common stock.  Such concentrated control of the Company may adversely affect the price of our common stock. A stockholder that acquires common stock will not have an effective voice in the management of the Company.

We are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our Common Stock less attractive to investors.

We are an “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including “emerging growth companies” such as, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Our status as a smaller reporting company is determined on an annual basis. We cannot predict if investors will find our Common Stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future financial results may not be as comparable to the financial results of certain other companies in our industry that adopted such standards. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

The requirements of being a reporting public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

As a reporting public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer a “smaller reporting company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a “smaller reporting company,” we receive certain reporting exemptions under The Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure create uncertainty for public companies, increase legal and financial compliance costs and increase time expenditures for internal personnel. These laws, regulations and standards are subject to interpretation, in many cases due to their lack of specificity, their application in practice may evolve over time as regulators and governing bodies provide new guidance. These changes may result in continued uncertainty regarding compliance matters and may necessitate higher costs due to ongoing revisions to filings, disclosures and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate regulatory or legal proceedings against us and our business may be adversely affected.

As a public company under these rules and regulations, we expect that it may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee and could also make it more difficult to attract qualified executive officers.

As a result of disclosure of information in this annual report and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets experienced and may experience significant price and trading volume fluctuations, and the market prices of companies quoted on the OTCQB, which is where our stock is currently quoted, have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors both in and outside of our control, and include but are not limited to the following:

●	variations in our operating results;

●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

●	changes in operating and stock price performance of other companies in our industry;

●	additions or departures of key personnel; and

●	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Volatility in the price of our common stock may subject us to securities litigation.

The market for our common stock may be characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our common stock may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. The trading volume of our common stock may be sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at certain given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume.  Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock may become volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include but are not limited to: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

General risk statement.

Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter or fiscal year our operating results could differ from the expectations of public market analysts or investors. In such event or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our Common Stock would likely decline.

ITEM 2.   DESCRIPTION OF PROPERTY

We currently lease virtual office space at 3773 Howard Hughes Parkway, Suite: 500 Las Vegas, NV 89169.  We pay an annual fee of $120 for this lease.  During 2019, we intend to move the Company’s headquarters to Florida. On October 2, 2018, we entered into a Letter of Intent with CP Boca Plaza LLC to lease commercial space in an office building located at 5355 Town Center Road, Ste. 405, Boca Raton, Florida 33486. As of the date of this Annual Report, management is currently negotiating a sixty-three (63) month term for the office lease in which we anticipate leasing approximately 1,815 rentable square feet of office space for a monthly rental fee of $7,594 for the first year, and increasing approximately 3% each year throughout the term of the lease. We believe this new office space will meet our needs for the next five years.  The move will also help to facilitate and reduce the cost to maintain and develop the Company’s future business, all of which we intend to maintain on the east coast of the United States. There is also a location in Minnesota for Service 800, Inc. The current address of Service 800, Inc. is 2190 Wayzata Blvd, Long Lake Minnesota 55356. Service 800 rents its facilities under an operating lease agreement with Green Valley Associates., which is owned by the sole shareholder of the Company. The lease, which expires December 31, 2018, requires base monthly rents of $17,200, plus operating expenses. The lease automatically renews for an additional one year term unless terminated by either party. The lease was renewed for an additional year on December 31, 2018.

ITEM 3.   LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

ITEM 4.  M INE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 6, 2018, our common stock began trading on the OTCQB Tier of the OTC Markets Group, Inc. under the symbol “BYOC”. Prior to that, our common stock traded on the Pink Tier of the OTC Markets Group, Inc. The following table sets forth the high and low sale prices for our Common Stock for each quarterly period within the two most recent fiscal years. There has been minimal reported trading to date in the Company’s common stock.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarter indicated as reported on the OTC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter ended March 31	$0.1600	$0.1325	$0.0009	$0.0005
Second Quarter ended June 30	$0.1245	$0.0255	$0.001	$0.001
Third Quarter ended September 30	$0.1074	$0.0550	$0.0065	$0.005
Fourth Quarter ended December 31	$0.0820	$0.0200	$0.029	$0.024

Holders of Record

As of April 6, 2019 , there were 1,085,429,876 shares of our common stock issued and outstanding. There were 231 stockholders of record at this time.

Dividends and Dividend Policy

We have not previously declared nor paid any cash dividend on any shares of our Series A Preferred Stock or our Common Stock, nor have we determined to pay dividends on such shares in the foreseeable future.  We currently intend to retain future earnings, if any, to finance the expansion of our business plan and objectives.  The permissibility to pay dividends on our shares if restricted by Section 78.288 of the Nevada Revised Statutes, which provides that a company may not issue a dividend if the result of such dividend would be to make the company have negative retained earnings.  There can be no assurance that our operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flows.  Furthermore, there is no assurance that the Board of Directors will declare dividends even if profitable. Dividend policy is subject to the Nevada Revised Statutes and the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements and other factors that our Board of Directors considers significant.

RECENT SALES OF UNREGISTERED SECURITIES

In the twelve months ending December 31, 2018, there were no shares issued to investors for cash. No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records. These shares were issued in offerings under Regulation D promulgated under Section 4(2) of the Securities Act of 1933. The company also compensated vendors and consultants with 8,450,000 shares in lieu of payment of $799,180, along with the issuance of 4,000,000 shares in lieu of accounts payable payments of $377,600. These issuances were exempt from registration under section 4(1) of the Securities Act as sales by an issuer not involving a public offering. During the twelve months ended December 31, 2018, we issued 5,000,000 shares of common stock as consideration for deposit for a potential acquisition with a fair value of $472,000. These issuances were exempt from registration under Section 4 (1) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of December 31, 2018, we had no compensation plans under which our equity securities were authorized for issuance.

PENNY STOCK REGULATION

Shares of our common stock have been and will likely continue to be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

●	a toll-free telephone number for inquiries on disciplinary actions;

●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for our products, and competition.

The following discussion provides information that management believes is relevant to an assessment and understanding of our past financial condition and plan of operations. The discussion below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this annual report.

About Beyond Commerce

Beyond Commerce, Inc. was formed in the State of Nevada on January 12, 2006.

We plan to operate within two markets: (1) the Business-to-Business Internet Marketing Technology and Services market and (2) the Information Management market. Our goal is to develop proprietary software for digital transformation of clients’ existing content. We believe our planned platform, strategy, and suite of software products and services will provide secure and scalable information control solutions for global companies.  We believe our planned software will assist organizations in finding, utilizing, and sharing business information between devices in ways that are intuitive, efficient and productive. We believe that our business model will ensure that information will remain secure and private, as necessitated by the current market climate.

In addition, we plan to provide solutions which facilitate the exchange of information and data transactions between supply chain participants, such as manufacturers, retailers, distributors and financial institutions. The goal is to automate potential client internal processes thereby increasing productivity and lowering costs. We plan to develop proprietary algorithms which it will embed in the planned software to enable clients to access data and gain insight into their business, through that data, leading to improved internal decision making.

We plan to offer the proposed software through traditional on-premise solutions, SaaS as a cloud based solution, or a combination of on-premise, SaaS or cloud based solutions. We plan to work with our clients and their needs as to which delivery method they prefer. We believe giving clients a choice and flexibility will help us to obtain long-term client value.

Management believes that the Company will require additional capital to manage its operations over the next 12 months.  See “Plan of Operations” below for a more complete discussion of the Company’s capital requirements.

Recent Developments

Service 800 Agreement

On December 14, 2017, we entered into an agreement with Service 800 and the sole shareholder of Service 800 (the “Shareholder”), and on March 4, 2019 we purchased all of the issued and outstanding shares of common stock of Service 800 from the Shareholder (the “Transaction”).  Service 800 operates as a premium provider of Customer Feedback Management Platforms to their Fortune 500 and 1000 clients on a global basis. Service 800 provides survey authoring, response rates, feedback types and data analysis on their proprietary, cloud based, automated and centralized platform. Service 800 has currently 40 full time employees that provide services to 130 companies and 300 service organizations. Service 800’s current operations and strategic business plan is to further develop its marketing and Customer Experience platform to use within the framework of its current Fortune 500 and 1000 clients.

Upon the closing of the business combination, Jean Mork Bredeson, Founder and President of Service 800, Inc., received $2,100,000 in cash, and $2,100,000 in a three year 5.5% promissory note. The $2,100,000 promissory note is personally guaranteed by Geordan Pursglove Beyond Commerce’s President, CEO. On July 18, 2018 Jean Mork Bredeson received 2,000,000 shares of Beyond Commerce’s restricted common stock. On July 18, 2018 Allen Bredeson, Vice President of Marketing and Client Relations, received 1,000,000 shares of Beyond Commerce’s restricted common stock. On July 18, 2018 Derick White, Vice President of Sales received 1,000,000 shares of Beyond Commerce’s restricted common stock, and Jeff Schwendinger, Vice President of Operations on July 18, 2018 received 1,000,000 shares of Beyond Commerce’s restricted common stock. Upon the closing of the business combination between Beyond Commerce and Service 800, Beyond Commerce received 100% of Service 800 stock, assets consisting of the company’s website, customer lists, current customer base, and customer’s in the company’s pipeline and proprietary software.

Discover Growth Fund, LLC

On August 7, 2018, we entered into a securities purchase agreement (“SPA”) with Discover Growth Fund, LLC (“Discover”), pursuant to which we issued a senior secured redeemable convertible debenture in the principal amount of $2,717,391 (of which $217,391 was retained by Discover as an original issue discount) (the “Debenture”), in exchange for $500,000 cash consideration and a promissory note issued by BYOC in the amount of $2,000,000 (the “Note”).  Pursuant to the terms of the SPA, we issued to Discover a warrant to purchase up to 16,666,667 shares of our common stock, exercisable beginning on the six (6) month anniversary from the date of issuance for a period of three (3) years at an exercise price of $0.15 per share (the “Warrant”).  The Debenture is subject to interest at a rate of 8.0% per annum and be converted into shares of the Company’s common stock at a price equal to the lower (i) $0.15 per share of common stock, and (ii) if there has never been a trigger event (as defined in the Debenture), (A) the average of the 5 lowest individual trades of the shares of common stock, less $0.01 per share, or following any such trigger event, (B) 60% of the foregoing.  Further, pursuant to the SPA we agreed to issue 2,500,000 shares of our common stock to Discover at close of the transaction, and that Discover would fund $2,000,000 in cash upon effectiveness of the Company’s registration statement. The Discover transaction closed on August 16, 2018. We issued the 2,500,000 shares of common stock to Discover in 2019.

On February 12, 2019, after effectiveness of its registration statement the Company entered into the second tranche of funding from the Discover Growth Fund, LLC for $2,000,000 of which funds were utilized in the cash component of the Service 800, Inc. transaction.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent liabilities. On an on-going basis, management evaluates past estimates and judgments, including those related to bad debts, accrued liabilities, derivative liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this filing, particularly in the section entitled “Risk Factors” beginning on page 14.

Use of Estimates

The preparation of consolidated financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Estimates are used in the determination of depreciation and amortization and the valuation for non-cash issuances of equity instruments, web site, income taxes, and contingencies, among others. Actual results could differ materially from these estimates.

 Cash and Cash Equivalents

The Company classifies as cash and cash equivalents amounts on deposit in banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company’s cash management system is currently integrated within one banking institution.

Fair Value of Financial Instruments

The carrying value of the current assets and liabilities approximate fair value due to their relatively short maturities.

Fair Value Measurements

Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

The Company applies the fair value hierarchy as established by GAAP.  Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value as follows.

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

Management considers all of its derivative liabilities to be Level 3 liabilities. At December 31, 2018 and 2017, the Company had outstanding derivative liabilities, including those from related parties of $2,480,543 and $0, respectively.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value from inception is made quarterly and appears in results of operations as a change in fair market value of derivative liabilities.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-21, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2018 and 2017, the Company did not recognize any impairment charges.

Income Taxes

The Company accounts for income taxes under ASC 740-10-30.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income of the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.

The Company follows the guidance of ASC 740-10-25 in determining whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits.

Stock Based Compensation

During the year ended December 31, 2018, the Company did not issue any stock options. This plan expired on September 11, 2018.

Employee Benefits

The Company during 2018 had no employees, other than its , President, CEO and Director Geordan Pursglove, and did not offer any benefits. Going forward, after the acquisition of Service 800, Inc. certain benefits may be made available to the approximately forty (40) employees within this organization.

Recent Accounting Pronouncements

The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics.

In January 2016, the FASB issued a new standard related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard will be effective for us beginning January 1, 2019. We are currently evaluating the impact of this standard on our financial statements, including accounting policies, processes, and systems. The Company believes the implementation of this new standard will not have a material impact on the financial statements.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

The standard will be effective for us beginning January 1, 2019. The standard may have a material impact on our balance sheets in the future if we entered into new leases, but will not have a material impact on our statement of operations. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases.  We are currently evaluating the impact of this standard on our financial statements, including accounting policies, processes, and systems.

The Company will continue to monitor these emerging issues to assess any potential future impact on its financial statements.

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the fiscal years ended December 31, 2018 and 2017. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10k. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” beginning on page 13 of this Form 10-K.

Results of Operations

The Company is no longer a shell as we commenced operations upon the completion of the acquisition of Service 800, Inc., as of March 4th, 2019.

For the Years Ended December 31, 2018 and 2017

Revenue

Revenue is $0 for the year ended December 31, 2018 and 2017, respectively.

Operating Expenses

For year ended December 31, 2018, operating expenses were $1,760,810 and for year ended December 31, 2017, operating expenses were $247,695. The significant increase in operating expenses came from approximately $578,680 in stock compensation paid to certain consultants for legal and financial advisory services to be rendered and approximately $262,000 was incurred to for commissions, accounting fees and other advisory fees. Other items which contributed to the increase was $142,500 increase in accrued salaries as there were two individuals providing services to the company.

General and Administrative increased due to additional travel expenses in reviewing the Service 800 transaction by $69,084.

This increase of $1,513,115 was due to an increase in selling, general and administrative cost, payroll expense and professional fees. The increase in payroll expense was due to an increase in the monthly salary accrual to $30,000 per month which began during the third quarter of 2017.  Selling general and administrative expenses consisted primarily of consulting fees, professional fees, travel, meals and entertainment relating to be a public company.  Selling, general and administrative expenses increased approximately $212,008, due to fees paid to our transfer agent.

Non-operating income (expense)

The Company reported non-operating expense of $2,535,429 and non-operating income of $3,546,035 during the year ended December 31, 2018 and 2017, respectively. This decrease of $6,081,464 was due to the derivative expense and debt fees associated with the Discover Growth Fund Note.

Net Income (loss)

For year December 31, 2018, the Company incurred a net loss of $4,296,239 as compared to a net income of $3,298,340 for year ended December 31, 2017, which was primarily due to a gain on debt forgiveness and a change in derivative liability. As of December 31, 2018, the Company had an accumulated deficit of $42,762,680 and as of December 31, 2017, the Company had an accumulated deficit of $38,466,441.

Plan of Operations

We are an early stage corporation that intends to operate as an IMT&S provider.  We have not yet generated or realized any revenues from our business.  As of December 31, 2018, we currently have $79,890 cash on hand. Upon the effectiveness of the Company’s registration statement, we received $2,000,000 from Discover in accordance with our securities purchase agreement.  At such time, we had sufficient capital to satisfy our cash requirements in connection with our acquisition of Service 800, Inc.  Upon receipt of these funds, however, we believe we will require additional funds of approximately $1,155,000 to satisfy our cash requirements as we implement our business plan and operate our business.  This capital will be used to build out our infrastructure, to provide for the payment of advisory and accounting services, legal, lease of our office space and anticipated up-listing fees to a national securities exchange. However, there can be no assurance that we will qualify for either exchange or that our application will be approved.

Over the course of the 12-month period, we plan to raise capital to support our business plan through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising sufficient capital to implement our business plan, we may continue to be unprofitable.

We anticipate our cash requirements to be as follows:

Estimated Funding Required During the Next Twelve Months
Expense	Amount
Legal *	180,000
Accounting *	250,000
SG&A	200,000
Debt Service *	250,000
Up-listing Fees	85,000
Investor Relations	90,000
Travel	75,000
Miscellaneous	25,000
Total	$1,155,000

*Estimated expense

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2018, we had an accumulated deficit of $42,762,680 and have generated no revenues.  Since we discontinued operations in 2012 the continuity of our future operations is dependent upon our ability to increase sales and brand awareness. These conditions raise substantial doubt about our ability to continue as a going concern.  We intend to continue relying upon the issuance of debt and equity securities to finance our operations.  In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing.  However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital. However, there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable.  Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $651,890 and $0 as of December 31, 2018 and December 31, 2017, respectively.  Current assets would consist primarily of cash, the value of software, trademarks patents, websites and other intellectual properties. However, because we have decided to close and remove Adjuice and AIM Connections subsidiaries from our financial statements as of December 31, 2017, as the Company believed that these entities did not provide any further benefit to the overall operations of the Company. The Company had a $42,762,680 accumulated deficit on its balance sheet as of December 31, 2018.

We had total current liabilities of $14,404,293 and $11,275,089 as of December 31, 2018 and December 31, 2017, respectively.  Current liabilities consisted primarily of the accounts payable, accrued payroll and payroll taxes, convertible debt and interest and the accrued interest and principal due to Mr. Pursglove’s July 2011 Judgment. The increase in our current liabilities is attributable to accrued interest, salary accruals and convertible debt.

We had a working capital deficit of $13,752,403 and $11,275,089 as of December 31, 2018 and December 31, 2017, respectively.  This increase of $2,477,314, or 22%, resulted primarily from the increase of certain liabilities as we begin to execute our plan.

Cash Flow from Operating Activities

For the fiscal year ended December 31, 2018 and 2017, cash provided by (used in) operating activities was ($620,110) and $0, respectively.

Cash Flow from Investing Activities

For the fiscal years ended December 31, 2018 and 2017, cash provided by (used in) investing activities was ($100,000) and $0, respectively.

Cash Flow from Financing Activities

For the fiscal years ended December 31, 2018 and 2017, cash provided by (used in) financing activities was $800,000 and $0, respectively.

Contractual Obligations

As a “smaller reporting company,” we are not required to provide tabular disclosure of contractual obligations.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

In the past, our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, in the event that we succeed in bringing our planned products to market.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

Haynie & Company
Certified Public Accountants (a professional corporation)
50 West Broadway, Suite 600 Salt Lake City, UT 84101 (801) 532-7800 Fax (801) 328-4461

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Beyond Commerce, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Beyond Commerce, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses, has not generated sufficient revenue to cover its operating costs, and may be unable to raise further equity in support of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Haynie & Company
Haynie & Company
Salt Lake City, Utah
April 12, 2019

We have served as the Company's auditor since 2018.

PrimeGlobal
An Association of Independent Accounting Firms

An independently owned member
RSM US Alliance
RSM

BEYOND COMMERCE, INC.

Financial Statements

For the years ended December 31, 2018 and December 31, 2017

BEYOND COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash & cash equivalents	$79,890	$-
Total current assets	79,890	-

Deposit for investment in Service 800, Inc.	572,000	-
	$651,890	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$79,833	$263,894
Accounts payable – related party	-	46,275
Other current liabilities	639,709	530,128
Accrued payroll & related items	1,924,395	1,554,395
Derivative liability	2,480,543	-
Accrued payroll taxes	1,077,163	1,077,163
Short-term borrowings, net of debt discount	81,136	-
Pursglove judgment accrued interest	2,363,192	2,044,912
Pursglove judgment payable	5,758,322	5,758,322
Total current liabilities	14,404,293	11,275,089

Long- term borrowings, net of debt discount	143,478	-

Total liabilities	14,547,771	11,275,089

Commitments and contingencies

Mezzanine equity:
Preferred stock, $0.001 par value of 250,000,000 shares authorized, issued and outstanding as of December 31, 2018 and December 31,2017, respectively	250,000	250,000
Stockholders’ deficit:
Common stock, $0.001 par value, 1,900,000,000 shares authorized, 1,017,450,000 and 1,000,000,000 issued and outstanding as of December 31, 2018 and at December 31, 2017, respectively.	1,017,450	1,000,000
Additional paid in capital	27,599,349	25,941,352
Accumulated deficit	(42,762,860)	(38,466,441)
Total stockholders' deficit	(13,895,881)	(11,275,089)

Total liabilities and stockholders' deficit	$651,890	$-

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2018	2017

Revenues
Net revenues	$-	$-

Operating expenses
Selling general and administrative	226,882	14,874
Payroll expense	360,000	217,500
Professional fees	1,173,928	15,321
Total costs and operating expenses	1,760,810	247,695

(Loss) from operations	(1,760,810)	(247,694)

Non-operating income (expense)
Gain on debt forgiveness	-	5,543,056
Amortization of debt discount	(174,614)	-
Derivative related expenses	(1,109,769)	-
Change in derivative liability	(346,516)	(1,560,071)
Interest expense	(904,530)	(436,950)
Total non-operating income (expense)	(2,535,429)	3,546,035

Income (loss) before income taxes	(4,296,239)	3,298,340

Provision for income tax	-	-
Net income (loss)	$(4,296,239)	$3,298,340

Net income (loss) per common share-basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding basic	1,008,065,890	999,479,701
Weighted average number of common shared outstanding diluted	1,008,065,890	1,249,479,701

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2018	2017
Net income (loss)	$(4,296,239)	$3,298,340

Cash flows from operating activities:
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on Debt forgiveness	-	(5,543,056)
Amortization of debt discount	174,614	-
Loss on derivative at note inception	1,109,769	-
Stock issued for services	799,180	-
Debt financing fees	300,924	-
Changes in assets and liabilities:		-
Increase (decrease) in accounts payable	147,137	105,245
Increase (decrease) in payroll liabilities	360,000	217,500
Change in derivative liability	346,516	1,560,071
Increase (decrease) in other current liabilities	437,989	361,900
Net cash used in operating activities	$(620,110)	$-

Cash flows from investing activities:
Deposit for investment	(100,000)	-
Net cash used in financing activities	(100,000)	-

Cash flows from financing activities:
Repayment of convertible notes	(150,000)	-
Cash receipts from convertible note payable	950,000	-
Net cash provided by financing activities	800,000	-

Net increase in cash and cash equivalents	$79,890	$-

Cash and cash equivalents, beginning balance	$-	$-
Cash and cash equivalents, ending balance	$79,890	$-

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AUDITED

	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Paid in Capital	Deficit	Deficit
Balance, December 31, 2016	998,443,368	$998,444	-	$ -	$25,930,455	$(41,764,781)	$(14,835,882)
Preferred stock issued for legal settlement	-	-	250,000,000	250,000	-	-	250,000
Common stock issued for debt conversion	1,556,632	1,556	-	-	10,897	-	12,453
Net Income	-	-	-	-	-	3,298,340	3,298,340
Balance, December 31, 2017	1,000,000,000	$ 1,000,000	250,000,000	$ 250,000	$ 25,941,352	$ (38,466,441)	$ (11,275,089)
Common stock issued for accounts payable conversion	4,000,000	4,000	-	-	373,600	-	377,600
Common stock issued for services	8,450,000	8,450	-	-	790,730	-	799,180
Common stock issued for acquisition of Service 800, Inc.	5,000,000	5,000	-	-	467,000	-	472,000
Beneficial Conversion Features	-	-	-	-	26,667	-	26,667
Net loss	-	-	-	-	-	(4,296,239)	(4,296,239)
Balance, December 31, 2018	1,017,450,000	$ 1,017,450	250,000,000	$ 250,000	$ 27,599,349	$ (42,762,680)	$ (13,895,881)

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Beyond Commerce, Inc. ( the “Company”,”BCI” and “we”), has a planned business objective to develop, acquire, and deploy disruptive strategic software technology and market-changing business models through selling our own products and the acquisitions of existing companies. We plan to offer a cohesive digital product and services platform to provide our future clients with a single point of contact for all their internet Marketing Technology and Services (IMT&S) and information Management (IM) initiatives.

 Basis of Presentation

The consolidated financial statements and the notes thereto for the years ended December 31, 2018 and 2017 included herein include the accounts of the Company, its wholly-owned subsidiaries BOOMj, Inc. d/b/a i-SUPPLY, AIM Connection Inc. and Adjuice, Inc, which we are no longer operating.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. ACCOUNTING POLICIES

 Use of Estimates

The preparation of consolidated financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization and the valuation for non-cash issuances of equity instruments, web site, income taxes, and contingencies, among others. Actual results could differ materially from these estimates.

 Cash and Cash Equivalents

The Company classifies as cash and cash equivalents amounts on deposit in banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company’s cash management system is currently integrated within one banking institution.

Fair Value of Financial Instruments

The carrying value of the current assets and liabilities approximate fair value due to their relatively short maturities.

Fair Value Measurements

Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

The Company applies the fair value hierarchy as established by GAAP.  Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value as follows.

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

Management considers all of its derivative liabilities to be Level 3 liabilities. At December 31, 2018 and 2017, respectively the Company had outstanding derivative liabilities, including those from related parties of $2,480,543 and $0, respectively.

Valuation of Derivative Instruments

ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on debt extinguishment.

Management used the following inputs to value the Derivative Liabilities for the years ended December 31, 2018 and 2017, respectively:

	2018 Derivative Liability	2017 Derivative Liability
Expected term	8 month to 2 years	1 month to 9 months
Exercise price	$0.012 - $0.07466	$0.00006 - $0.0006
Expected volatility	137.18% to 436.68%	287% to 765%
Expected dividends	None	None
Risk-free rate	2.48% to 2.70%	0.22% to 1.01%

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value from inception is made quarterly and appears in results of operations as a change in fair market value of derivative liabilities.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-21, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2018 and 2017, the Company did not recognize any impairment charges.

Income Taxes

The Company accounts for income taxes under ASC 740-10-30.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income of the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.

The Company follows the guidance of ASC 740-10-25 in determining whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits.

Stock Based Compensation

During the years ending December 31, 2018 and 2017, the Company did not issue any stock options. The former stock based compensation plan expired on September 11, 2018.

 Segment Information

The Company’s future operations will be classified into two principal reportable segments: (1) the Business-to-Business Internet Marketing Technology and Services market and (2) the Information Management market. Our planned goal is to develop proprietary software for digital transformation of clients’ existing content.

Employee Benefits

The Company during 2018 had no employees, other than its former President, CEO and Director George Pursglove, and did not offer any benefit. Going forward, after the acquisition of Service 800, Inc. certain benefits may be made available to the approximately forty (40) employees within this organization as well as other employees.

Recent Accounting Pronouncements

The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics.

In January 2016, the FASB issued a new standard related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard will be effective for us beginning January 1, 2019. We are currently evaluating the impact of this standard on our financial statements, including accounting policies, processes, and systems.  The Company currently believes there will not be a material impact on the Company’s financial statements.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

The standard will be effective for us beginning January 1, 2019. The standard may have a material impact on our balance sheets in the future if we enter into new leases, but will not have a material impact on our statement of operations. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases.  We are currently evaluating the impact of this standard on our financial statements, including accounting policies, processes, and systems.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions.

The Company will continue to monitor these emerging issues to assess any potential future impact on its financial statements.

NOTE 3. GOING CONCERN

The company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because of recent events, the Company cannot state with certainty of its ability to continue. The accompanying consolidated financial statements for December 31, 2018 and 2017 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has a working capital deficit, which raise substantial doubt about its ability to continue as a going concern. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in attempting to raise capital from additional debt and equity financing. Due to its nonexistent revenues, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue, including through the recent acquisition of Service 800 or through a merger transaction with a well-capitalized entity. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

 NOTE 4.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31, December 31,
	2018	2017
Accrued interest - notes	$29,709	$-
Accrued interest – internal revenue service	610,000	530,000
Other	-	128
Total other current liabilities	$639,709	$520,128

NOTE 5.  SHORT TERM BORROWINGS

On June 14, 2018, the Company issued a short-term convertible note payable for $50,000.  The note was originally due on February 14, 2019 and bears interest at a rate of 15% per annum.  The note is convertible into shares of common stock at $0.10 per share. The company is currently negotiating an extension with the note holder.

Short-term and Long-term borrowings consist of the following:	December 31, December 31,
Short term debt;	2018	2017
Convertible Promissory Notes, bearing an annual interest rate of 15% secured, due 02/14/2019	$ 50,000	$ -
Convertible Promissory Notes, bearing an annual interest rate of 12% secured, due 08/27/2019	250,000
	300,000	-
Long term debt;
Convertible Promissory Notes, bearing an annual interest rate of 15% secured, due 08/07/2020	717,391	-
Total short-term and long term borrowings, before debt discount	$1,017,391	-
Less debt discount	(792,777)	$-
Total Debt net of Discounts	$ 224,614	$-

On March 28, 2018 the Company entered into a convertible promissory note and a security purchase agreement (SPA). The SPA was for a total of $1,000,000, consisting of seven tranches of funding, the initial tranche was in the amount of $50,000 with the second tranche funded for $100,000 for an aggregate of $150,000. The lender was Iliad Research and Trading, L.P. The notes have a maturity of seventeen (17) months from issuance are due on August 28, 2019, have an interest rate of 10% per annum, and are convertible at a price of $0.15 per share. If, at the Company’s option, they decide to repay the loan with shares of its common stock, the conversion price becomes 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The notes may be prepaid, but carry a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Notes are secured with 39,000,000 shares of the Company’s $0.001 par value common stock. On July 2, 2018, Iliad Research and Trading, L.P. decided to limit their funding exposure with Beyond Commerce, Inc. and have subsequently stopped any funding of their notes. These two notes totaling $150,000 were satisfied during August of 2018. Although the agreement provided for the issuance of warrants with each tranche of funding, as remaining funding was not provided we are currently negotiating a settlement with respect to the warrants.

On August 7, 2018, we entered into a securities purchase agreement (“SPA”) with Discover Growth Fund, LLC (“Discover”), pursuant to which we issued a senior secured redeemable convertible debenture in the principal amount of $2,717,391 (of which $217,391was retained by Discover as an original issue discount) (the “Debenture”), in exchange for $500,000 cash consideration and a promissory note issued to BYOC in the amount of $2,000,000 (the “Note”).  Pursuant to the terms of the SPA, we issued to Discover a warrant to purchase up to 16,666,667 shares of our common stock, exercisable beginning on the six (6) month anniversary from the date of issuance for a period of three (3) years at an exercise price of $0.15 per share (the “Warrant”).

The Debenture is subject to interest at a rate of 8.0% per annum and be converted into shares of the Company’s common stock at a price equal to the lower (i) $0.15 per share of common stock, and (ii) if there has never been a trigger event (as defined in the Debenture), (A) the average of the 5 lowest individual trades of the shares of common stock, less $0.01 per share, or following any such trigger event, (B) 60% of the foregoing.

On November 27, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 27, 2018, in the amount of $250,000. The lender was Auctus Fund LLC. The note has a maturity of August 27, 2019 and interest rate of 12% per annum and is convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash.

The Company reevaluated several loans as to their continued liability in relation to the statute of limitations and retired several of these items as the term had expired. The Company recognized a gain from the retirement of certain notes of $1,427,506 for the year ended December 31, 2017.  The Company recorded $378,552 and $38,670 as interest expense for the year ended December 31, 2018 and 2017, respectively.

NOTE 6.  COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

As of December 31, 2018, our authorized capital stock consisted of 1,900,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2018, there were 1,017,450,000 issued and outstanding shares of common stock.

On March 5, 2018, the Company’s board of directors increased the authorized shares by 10,000,000 bringing the total authorized to 1,010,000,000. Subsequently on March 26, 2018, the Company’s board of directors increased the authorized shares by another 40,000,000, on August 9, 2018 increased another 50,000,000 and on February 11, 2019 increased another 800,000,000 shares, bringing the total authorized to 1,900,000,000. During the year ended December 31, 2018 the Company issued 4,000,000 shares valued at $377,600 for the satisfaction of an accounts payable amount due to the Company’s former auditors, issued 8,450,000 shares for services provided for both legal and advisory valued at $799,180, issued 5,000,000 shares as a deposit in relation to the planned acquisition valued at $472,000.

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

Preferred Stock

We are authorized to issue up to 250,000,000 shares of our “blank check” preferred stock, par value of $0.001. Effective July 27, 2017, we designated 250,000,000 of our “blank check” preferred shares as Series A Preferred Stock, all of which are issued and outstanding. Each share of Series A Preferred Stock entitles its holder to (i) cumulative, non-participating dividends in preference and priority to any declaration or payment of a dividend on any of the Company’s common stock, at a rate of 12% per annum, and (ii) three times (3x) voting preference over common stock.  As of December 31, 2018, and 2017, there were 250,000,000 issued and outstanding shares of preferred stock.

Warrants

The Company entered into an agreement in conjunction with the March 28th convertible notes payable to issue seven (7) warrants which has an exercise price of $0.15 or 65% of the three lowest trading days within a 20-day market price timeframe, whichever is lower to purchase the Company’s $0.001 par value common stock.   The warrant also has certain cashless exercise features. The issuance of these warrants is predicated on the completion of the funding requirements within the terms of the security agreement, however, these funding requirements were never met. The company is currently negotiating a settlement with Iliad with respect to any warrants.

Pursuant to the terms of the Discover Growth Fund SPA, we issued to Discover warrant to purchase up to 16,666,667 shares of our common stock upon the subsequent funding of the remaining $2,000,000 which occurred on February 28, 2019, exercisable beginning on the six (6) month anniversary from the date of issuance for a period of three (3) years at an exercise price of $0.15 per share (the “Warrant”).

As of December 31, 2018, no warrants have been vested.

2008 Equity Incentive Stock Option Plan

During the years ended December 31, 2018 and 2017, the Company did not issue any stock options. This plan expired on September 11, 2018.

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

NOTE 7.  RELATED PARTIES

On May 2, 2017, the Company authorized and issued 206,250,000 shares of BCI’s Series A Convertible 12% Cumulative Preferred stock at a price of ($.001 par value) per share to The 2GP Group LLC an entity controlled by Geordan Pursglove, President, CEO and Director. The Series A Convertible 12% Cumulative Preferred stock include a three times (3x) voting preference. During 2017 Mr. Geordan Pursglove also has advanced the Company $46,275 to pay certain company related expenses. During year ended December 31, 2018 Mr. Geordan Pursglove advanced an additional $153,536.

Also, on May 2, 2017 the Pursglove judgement was reduced by $262,453 through the issuance of 250,000,000 shares of Series A Convertible 12% Cumulative Preferred stock of which 43,750,000 were transferred to Fiona Oakley and 1,556,632 shares of Common Stock which also were issued to Fiona Oakley subsequent to this reduction.

NOTE 8.  INCOME TAXES

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31,
	2018	2017

Statutory U.S. federal rate	(21.00)%	(34.00)%
Permanent differences	6.0%	-
Valuation allowance	15.00%	34.00%
Provision for income tax expense(benefit)	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	2018	2017
Deferred tax assets:
Net operating loss carry-forwards	$5,569,969	$8,625,405
Accrued expenses	1,997,776	3,126,279

Total deferred tax assets	$7,567,745	$11,751,684

Valuation allowance	(7,567,745)	(11,751,684)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2018 and 2017 due to the following:

	2018		2017
Book Income	$	(902,210)	$1,121,436
Accrued Interest		16,800	27,200
Stock for Services		167,828	-

Loss on Derivative		233,051	-
Meals & Entertainment		2,548	47
Intangible Impairment		72,768	-
Amortization of Debt Discount		36,669	-
Original Issue Discount		45,652	-
NOL Utilization		-	(1,148,683)
Valuation allowance		$326,894	$-

At December 31, 2018, the Company had estimated U.S. federal net operating losses of approximately $26,523,700 for income tax purposes which will expire between 2027 and 2028.  For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets.  The net change in the total valuation allowance for the year ended December 31, 2018 was a decrease of $4,183,939 mainly attributable to the change in tax rate.  The Company follows FASC 740-10-25 P which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded.

The Company may not be able to utilize the net operating loss carryforwards for its US income taxes in future periods should it experience a change in ownership as defined in Section 382 of the Internal Revenue Code (“IRC”).  Under section 382, should the Company experience a more than 50% change in its ownership over a 3 year period, the Company would be limited based on a formula as defined in the IRC to the amount per year it could utilize in that year of the net operating loss carryforwards.   As of December 31, 2018, the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company's accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods in which there are uncertain tax positions.

 NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Matters

In 2008 the Company filed suit against its former co-founder, President, Chief Executive Officer George Pursglove for breach of confidentiality and non-compete while employed and also postemployment, breach of fiduciary duty and other matters, and the Company was seeking to enforce certain non-compete agreements.  The former CEO subsequently counter-sued the Company for breach of contract, breach of implied covenant of good faith and fair dealing and other matters.  The former CEO was seeking to be awarded $75,000 in cash plus at least 3.3 million shares of stock of the Company.  On July 28, 2011, the Company received a jury verdict ordering and adjudging in Case Number 2:08-cv-00496-KJD-LRL where BOOMj.com was the Plaintiff and the former CEO was the Defendant & Counterclaimant, that a judgment be entered in favor of the Defendant and Counterclaimant against the Plaintiff, BOOMj.com, in the amount of $20,775 for damages as to the claim for failure to pay wages, $3,000,000 for damages as to the conversion claim, and $3,000,000 for punitive damages. As of December 31, 2018, and 2017 there was an outstanding principle balance of $5,758,332 and $5,758,332, respectively outstanding for this matter. The Company is accruing interest at an annual rate of

5.29% on the outstanding balance. The current balance of the accrued interest as of December 31, 2018 and 2017 was $2,363,192 and $2,044,912, respectively.

On May 2, 2017 the Pursglove debt was reduced by $262,453 through the issuance of 250,000,000 shares of Series A Convertible 12% Cumulative Preferred stock and 1,556,632 shares of Common Stock reducing the balance to $5,758,322.

Operating Lease

We currently lease virtual office space at 3773 Howard Hughes Parkway, Suite: 500 Las Vegas, NV 89169.  We pay an annual fee of $120 for this lease. During 2019, we intend to move the Company’s headquarters to Florida. On October 2, 2018, we entered into a Letter of Intent with CP Boca Plaza LLC to lease commercial space in an office building located at 5355 Town Center Road, Ste. 405, Boca Raton, Florida 33486. As of the date of this Form 10-K, management is currently negotiating a sixty-three (63) month term for the office lease in which we anticipate leasing approximately 1,815 rentable square feet of office space for a monthly rental fee of $7,594 for the first year, and increasing approximately 3% each year throughout the term of the lease. We believe this new office space will meet our needs for the next five years.  The move will also help to facilitate and reduce the cost to maintain and develop the Company’s future business, all of which we intend to maintain on the east coast of the United States.  There is also a location in Minnesota for Service 800, Inc. The current address of Service 800, Inc. is 2190 Wayzata Blvd, Long Lake Minnesota 55356. Service 800 rents its facilities under an operating lease agreement with Green Valley Associates., which is owned by the sole shareholder of the Company. The lease, which expires December 31, 2018, requires base monthly rents of $17,200, plus operating expenses. The lease automatically renews for an additional one year term unless terminated by either party. The lease was renewed for an additional year on December 31, 2018.

Tax Lien

On February 17, 2010, the Internal Revenue Service placed a federal tax lien of $756,711 and an additional $161,150 on September 14, 2010, against all of the property and rights to the property of BOOMj.com for unpaid federal payroll withholding taxes for the year ended December 31, 2009. The current amount outstanding including penalty and interest is $1,687,163 and $1,607,163 as of December 31, 2018 and December 31, 2017, respectively, which is also inclusive of amounts outstanding for state tax related claims of $63,725 for both reported periods. The accrued interest on the balance sheet related to this liability is $610,000 and $530,000 as of December 31, 2018 and December 31, 2017, respectively.

NOTE 10.  NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company follows ASC 260-10, which requires presentation of basic and diluted Earnings per Share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying consolidated financial statements, basic net income (loss) per share of common stock is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Basic net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

There are no stock options or warrants other than an outstanding issue with Illiad that could result in 1,191,669 shares, the company is currently in negotiations over that issue, that are exercisable into shares of the Company’s common stock as these were all extinguished; and convertible debt that is convertible into 39,834,276 and 0 shares of the Company’s common stock are not included in the computation along with 250,000,000 and 250,000,000 of the Company’s preferred stock   for the years ended December 31, 2018 and 2017, respectively, as the income share is negligible.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017
Net income (loss)	$(4,296,239)	$3,298,340
Weighted average shares used for basic earnings per share	1,008,065,890	999,479,701
Incremental diluted shares	-	250,000,000
Weighted average shares used for diluted earnings per share	1,008,065,890	1,249,479,701
Net income (loss) per share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

NOTE 11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company paid $47,918 and $0 for the years ended December 31, 2018 and 2017, respectively for interest. The Company did not make any payments for income tax during the years ended December 31, 2018 and 2017. Other non-cash financing included the Pursglove debt which was reduced by $262,453 through the issuance of 250,000,000 shares of Series A Convertible 12% Cumulative Preferred stock and 1,556,632 shares of Common Stock as well as converting 30,000,000 shares of preferred stock to common stock.

On August 8, the company issued 5,000,000 shares of common stock valued at $472,000 to Service 800 as a deposit for the planned acquisition of this company

NOTE 12. PROFORMA FINANCIAL INFORMATION

Pro Forma adjustments are limited to the effects or events that are directly attributable to the transactions, factually supportable and for the statement of operations expect to have a continuing impact on the registrant.

The following unaudited pro forma condensed consolidating balance sheets are based on the balance sheets of Beyond Commerce, Inc. (“BYOC”) and Service 800, Inc. (“SR800”) as of December 31, 2018. The following pro forma condensed consolidating statements of operations are based on the historical statements of operations of BYOC and SR800 for the year ended December 31, 2018.

The Company closed this transaction on March 4, 2019 with Service 800, Inc. from the proceeds derived in the Discover Growth Fund LLC. The Company will entered into a stock purchase agreement ( the “Purchase Agreement”) with Service 800, Inc. and Jean Mork Bredeson ( sole stockholder of SR800) in which the Company acquired all of the outstanding shares of SR800 for (i) $2,100,000 principal amount due at closing (ii) $2,100,000 in three year note payable with interest at the current LIBOR plus a spread of 2.96488% for the first year.

Proforma Financial	BYOC	Service 800	Proforma Adjustments	Proforma Balance
Total Assets	$ 651,890	$ 1,442,275	$ 3,285,046	$ 5,379,211

Total Liabilities	$ 14,547,771	$ 405,071	$ 5,490,433	$ 20,443,275

Total Stockholder’s Deficit	($13,895,881)	$ 1,037,204	($2,205,357)	($15,064,064)

Revenues	$ -	$ 4,931,417	$ -	$ 4,931,417

Operating Expenses	($1,760,810)	($4,840,991)	$ -	($1,670,384)

Non-operating expenses	($2,535,429)	($8,240)	($1,066,292)	($3,609,961)

Provision for income tax	-	(2,201)	-	(2,201)

Net Income (loss)	($4,296,239)	$ 79,985	($1,066,292)	($5,282,546)

NOTE 13.  SUBSEQUENT EVENTS

On February 11, 2019, Discover Growth Fund LLC converted its $717,391 OID note and accrued interest, originally entered into on August 7, 2018 through the Company’s issuance of 34,838,350 shares of its common stock. This note converted at 0.01560 per share.

On February 12, 2019, after effectiveness of its registration statement the Company entered into the second tranche of funding from the Discover Growth Fund, LLC for $2,000,000 of which funds were utilized in the cash component of the Service 800, Inc transaction.

On March 4, 2019, Beyond Commerce, Inc. closed the Transaction between Beyond Commerce, Inc. and Service 800, Inc. Upon the closing of the business combination, Jean Mork Bredeson, Founder and President of Service 800, Inc., received $2,100,000 in cash, and $2,100,000 in a three year 5.5% promissory note. The $2,100,000 promissory note is personally guaranteed by George Pursglove which in turn will be Geordan Pursglove since the passing of the former CEO. Upon the closing of the business combination between Beyond Commerce and Service 800, Beyond Commerce received 100% of Service 800 stock, assets consisting of the company’s website, customer lists, current customer base, customer’s in the company’s pipeline and proprietary software.

On March 7, 2019, the Company provided 3,981,526 shares Discover Growth Fund, LLC of which shares were utilized in the stock component of the Service 800, Inc transaction.

On March 12, 2019, the Company provided an additional 29,160,000 shares Discover Growth Fund, LLC of which shares were utilized in the stock component of the Service 800, Inc transaction.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None

TEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our President (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Certifying Officers have concluded that, as of the end of such period, December 31, 2018, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Certifying Officers, to allow timely decisions regarding such disclosure.

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

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was not effective as of the end of the fiscal year ended December 31, 2018. Based upon that evaluation, the Company’s President concluded that the Company’s internal control over financial reporting is not effective due to the material weakness noted below.  A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified. The Company downsized its workforce in 2009 and at December 31, 2018 did not have sufficient people with complex accounting expertise on certain matters to support its internal control over financial reporting which impacted its financial close process.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal controls over financial reporting

There were no significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

For the fourth quarter ended December 31, 2018, all items required to be disclosed under Form 8-K were reported.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our officers and directors follows.

MANAGEMENT

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of the date of this prospectus:

Name	Age	Position(s)	Date of Appointment
George Pursglove	67	Former President, Chief Executive Officer, Secretary, Treasurer, and Chairman of the Board of Directors	February 14, 2017
Geordan Pursglove		President	March 18, 2019
Peter E. Stazzone	67	Independent Director	July 27, 2018
Robert E. Honeyman	67	Independent Director	July 27, 2018
Frederic S. Maxik	58	Independent Director	July 30, 2018

George D. Pursglove. Mr. Pursglove had served as our Chairman, President, and Chief Executive Officer since February 14, 2017 and up until his untimely passing on March 17, 2019.  His appointment was ratified on April 27, 2017.  Prior to this, Mr. Pursglove co-founded Advanced Predictive Analytics, Inc., where he has served as Chairman, President and Chief Executive Officer since July 2009. From October 2006 through October 2007, Mr. Pursglove was the co-founder, President and CEO of BOOMj.com, Inc., an early participant in lifestyle social media and e-commerce and predecessor entity of Beyond Commerce, Inc. From 1997 to 2002, he was founder and CEO of USA Service Systems, a company which provides merchandising and assembly solutions to major retailers. From January 1996 through March 1997 Mr. Pursglove was President and CEO of Univega Holdings, Inc. Mr. Pursglove was Director of Merchandising, Business Services Division for Office Depot from June 1994 through December 1995 and was Divisional Merchandise Manager II for Office Depot’s $600 million office furniture division from March 1993 through June 1994. Prior to Office Depot, he was a co-founder and executive for office supply retailer HQ Office Supplies from August 1988 through December 1992 (which was acquired by Staples) and warehouse home improvement retailer HomeClub from October 1983 through August 1988 (which was acquired by Zayre). In addition to his extensive executive experience, he has served as investor, director and/or consultant. Major experiences include investing in shopping.com and All American SportsClub, Inc., and serving on the board of directors of Choices Entertainment (Nasdaq) and Sims Communication Inc. (Nasdaq). He has been an advocate for children rights through his work as a Guardian ad Litem with the Eleventh Judicial Court for Miami-Dade County, Florida. He holds a degree in Social Science from San Diego State University.

Geordan Pursglove. Mr Pursglove was appointed as President on March 18, 2019. Prior to this Mr. Pursglove served as the managing director of The 2GP Group LLC. During his time as the Managing Director of The 2GP Group Mr. Pursglove had built multiple businesses, in Sports, Sales, Marketing and Logistics. Prior to forming The 2GP Group Mr. pursglove attended Broward College from 2007 to 2011, Mr. Pursglove has spent time at the multiple companies which his father co-founded, George D. Pursglove. He has spent years becoming familiar with all aspects of the businesses.

Peter M. Stazzone. Mr. Stazzone was appointed to serve as a member of our Board of Directors on July 27, 2018.  Mr. Stazzone is an accomplished business leader and an experienced board member in both the public and nonprofit sectors. He has served on the board of the Italian Association, a non-profit, since 2013, where he acts as Board Treasurer. Mr. Stazzone served on the board of COMPTEL from 2013 to 2016, where he oversaw the audit committee.  He earned his Master of Business Administration from DePaul University with a Master of Business Administration, Finance and received earned his Bachelor of Science, Accounting from the University of Illinois. He also is a member of the American Institute of Certified Public Accountants (AICPA).

We believe Mr. Stazzone is qualified to serve on the board of directors because of his extensive audit experience and as a director in both public companies and non-profit organizations.

Robert E. Honeyman.  Mr. Honeyman was appointed to serve as a member of our Board of Directors on July 27, 2018.  He currently serves as a technology business consultant for the Michigan Small Business Development Center, a position he has held since 2015. He advises startup and early stage technology companies based in Michigan. Prior to this, he served as Chief Financial Officer and Senior Vice President of Finance for Advanced Predictive Analytics from 2009 to 2015. Mr. Honeyman was Corporate Controller and then Chief Financial Officer for DataCore Software Corporation from 1999 through 2009. As Corporate Controller, he created the legal structure for DataCore’s international presence, opening subsidiaries in Europe, Asia, and North America. He led the due diligence efforts for five rounds of venture capital financing. Mr. Honeyman also negotiated receivables-based loan agreements that helped the company bridge and survive the tech crash of 2000-2003. As CFO, Mr. Honeyman was a member of the executive management with Board level responsibilities.  Mr. Honeyman earned both a bachelor’s degree in economics and an MBA in Finance from the University of Michigan in Ann Arbor, MI.

We believe Mr. Honeyman is qualified to serve on the board of directors because of his extensive experience in advising early stage technology companies.

Frederic S. Maxik. Mr. Maxik was appointed to serve as a member of our Board of Directors on July 30, 2018.  He currently serves as Chief Technology Officer of Lighting Science Group Corp., a position he has held since January 2010 and from June 2004 to October 2007.  Mr. Maxik served as Lighting Science Group Corp.’s Chief Scientific Officer from October 2007 and 2010 and as a director of their board from August 2004 to October 2007.  He has served as a member of their Board since June 2014.  After graduating from Bard College with a Bachelor of Arts degree in physics and philosophy, Mr. Maxik began his career with Sansui Electric Co., Ltd., in 1983 in Tokyo, Japan where he became vice president of product development. In 1990, he served as vice president of product development for Onkyo Corporation in Osaka, Japan. In 1993, Mr. Maxik formed a product development consulting firm. In 2002, he formed an environmental products company, which developed the intellectual property that eventually became the principal asset of Lighting Science, Inc. Mr. Maxik’s research and innovation has resulted in the issuance of 175 U.S. patents in the field of solid state lighting. Mr. Maxik is also a member of the expert advisory committee for Pegasus Capital Advisors, L.P.

We believe Mr. Maxik is qualified to serve on the board of directors because of his extensive experience in innovative product development and lighting technology.

Board Composition

Corporate Governance and Director Independence

Our business and affairs are managed under the direction of our Board of Directors, which consist of four members. The Company’s common stock is currently listed for quotation on the OTCQB Tier of the OTC Markets Group, Inc., which requires that we must have at least two independent directors on our Board of Directors and an audit committee consisting of a majority of independent directors.  In determining whether any of its directors are independent, the Company has applied the definition for “Independent Directors” set out in Nasdaq Listing Rule 5605(a)(2), as the OTCQB does not provide such a definition.

Under Nasdaq rules, independent directors must comprise a majority of a listed company’s Board of Directors within a specified period after completion of this offering. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent, subject to certain phase-ins for newly-public companies. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has undertaken a review of its composition, the composition of its proposed committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Messrs. Fred Maxik, Robert E. Honeyman and Peter M. Stazzone do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Family Relationships

Geordan Pursglove, managing member of The 2GP Group LLC, which holds 206,250,000 shares of Series A Preferred Stock, is the President, CEO and Director of the Company, as well as the son of Former CEO George Pursglove.

Board Committees

Our Board of Directors will consist of an audit committee, a compensation committee and a nominating and corporate governance committee. Our Board of Directors may establish other committees to facilitate the management of our business. The expected composition and functions of the audit committee, compensation committee and nominating and corporate governance committee are described below. Members will serve on committees until their resignation or until otherwise determined by our Board of Directors.

Audit Committee

Our audit committee consist of Messrs. Maxik, Honeyman and Stazzone, with Mr. Stazzone serving as the chairman. Our Board of Directors has determined that Mr. Stazzone is an “audit committee financial expert” within the meaning of the SEC regulations. Our Board of Directors has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board of Directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related party transactions;

●

obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●

approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee consist of Messrs. Maxik, Honeyman and Stazzone, with Mr. Honeyman serving as the chairman. The functions of the compensation committee will include:

●	reviewing and approving, or recommending that our Board of Directors approve, the compensation of our executive officers;

●	reviewing and recommending that our Board of Directors approve the compensation of our directors;

●	reviewing and approving, or recommending that our Board of Directors approve, the terms of compensatory arrangements with our executive officers;

●	administering our stock and equity incentive plans;

●	selecting independent compensation consultants and assessing conflict of interest compensation advisers;

●	reviewing and approving, or recommending that our Board of Directors approve, incentive compensation and equity plans; and

●	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consist of Messrs. Maxik, Honeyman and Stazzone, with Mr. Honeyman serving as the chairman. The functions of the nominating and governance committee will include:

●	identifying and recommending candidates for membership on our Board of Directors;

●	including nominees recommended by stockholders;

●	reviewing and recommending the composition of our committees;

●	overseeing our code of business conduct and ethics, corporate governance guidelines and reporting; and

●	making recommendations to our Board of Directors concerning governance matters.

The nominating and corporate governance committee also annually reviews the nominating and corporate governance committee charter and the committee’s performance.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined.

Our board of directors is primarily responsible for overseeing our risk management processes on behalf of our company. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Code of Ethics

Our board of directors intends to adopt a code of ethics that our officers, directors and any person who may perform similar functions will be subject to.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for our fiscal years ended December 31, 2018 and 2017 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total Compensation ($)
George D. Pursglove	2018	$360,000*	$-	$-	$-	$-	$360,000*
Chief Executive Officer and Chairman	2017	$210,000*	$-	$-	$-	$-	$210,000*

*	Represents accrued but unpaid salaries during fiscal years 2018 and 2017.

There were no other salaries paid in 2018 and 2017. No executive officer received total annual salary and bonus compensation in excess of $100,000.

Summary of Employment Agreements and Material Terms

George Pursglove.  On June 1, 2017, we entered into an employment agreement with Mr. Pursglove pursuant to which he shall serve as the Company’s Chief Executive Officer and Chairman.  The agreement provides for annual base salary of $360,000, payable for a period of three (3) years and provides for other benefits as defined in the agreement. Mr. Pursglove’s employment agreement further provides for the payment of severance under certain conditions.  If the Company terminates his employment other than for “cause” or if Mr. Pursglove terminates his employment for “reasonable basis,” Mr. Pursglove shall be entitled to receive (i) his then in-effect base salary, bonuses and incentive compensation, benefits and other compensation that he would otherwise be entitled to receive through the remainder of his term under the agreement; (ii) any bonuses and incentive compensation for any preceding year or for the current year that have been earned, but not been paid as of the effective date of termination; and (iii) payment of all other accrued but unpaid payment and benefits as of the effective date of termination.

Other than as set forth herein, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Outstanding Equity Awards at Fiscal Year End

As of the Company’s fiscal years ended December 31, 2018 and 2017, the Company had no outstanding equity awards.

Director Compensation

The Company plans to appoint additional directors and may reimburse its directors for expenses incurred in connection with attending board meetings. The Company has not paid any director's fees or other cash compensation for services rendered as a director since our inception to the date of this filing. The Company has no formal plan for compensating its directors for their service in their capacity as directors.

Compensation Committee Interlocks and Insider Participation

The board of directors conducts reviews with regards to the compensation of the directors and the Chief Executive Officer once a year.  To make its recommendations on such compensation, the board of directors does take into account the types of compensation and the amounts paid to officers of comparable publicly traded companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain Relationships and Related Party Transactions

On May 1, 2017, we issued to Mr. George Pursglove 1,556,632 shares of common stock, par value $0.001 per share, reducing the July Judgment by $12,453.

On May 2, 2017, Mr. Geordan Pursglove advanced $46,275 to pay certain company-related expenses.   From time to time, Mr. Geordan Pursglove advances additional funds to the Company for company-related expenses.  During year ended December 31, 2018, Mr. Geordan Pursglove advanced an additional $153,536.  During 2018, we paid a total of $199,811 of the total balance due to Mr. Geordan Pursglove.  As of December 31, 2018, and December 31, 2017, the total amount due to Mr. Geordan Pursglove for such advances was $0 and $46,275, respectively.

On July 27, 2017, we authorized the issuance of 250,000,000 shares of Series A Preferred Stock to Mr. George Pursglove, further reducing the July Judgment by $250,000.

On August 15, 2017, Mr. Pursglove directed the issuance of (i) 206,250,000 shares of Series A Preferred Stock, valued at approximately $206,250, to The 2GP Group, LLC, an entity controlled by Geordan Pursglove, President, and (ii) 43,750,000 shares of Series A Preferred Stock, valued at approximately $43,750, to Fiona Oakley, an unrelated third party.  As discussed elsewhere in this Form 10-K, each share of Series A Preferred Stock entitles its holder to (i) cumulative, non-participating dividends in preference and priority to any declaration or payment of a dividend on any of the Company’s common stock, at a rate of 12% per annum, and (ii) three times (3x) voting preference over common stock.

Other than the foregoing, we have not engaged in any transaction within the past two completed fiscal years and the current fiscal year, and do not plan to engage in any transaction with a related person or a person with a direct or indirect material interest in an amount that exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities; (ii) our director and chief executive officer; (iii) our chief financial officer; and (iv) all executive officers and directors as a group as of April 8, 2019 . Unless otherwise indicated, the address of all listed stockholders is c/o Beyond Commerce, Inc., 3773 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169.

Name of Beneficial Owner		Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)	Preferred Stock Beneficially Owned (1)	Percentage of Preferred Stock Owned (1)	Percentage of Voting Power (2)
Directors and Officers:

George Pursglove		-	-	-	-	-%

Geordan Pursglove		-	-	-	-	-%

Frederic S. Maxik		-	-	-	-	-%

Robert E. Honeyman		-	-	-	-	-%

Peter M. Stazzone		-	-	-	-	-%

All officers and directors (4 persons)		-	-	-	-	-%

Beneficial owners of more than 5%					-%

The 2GP Group, LLC	(3)	-	-	206,250,000	82.50	48.81%

Fiona Oakley	(4)	1,556,632	*	43,750,000	17.50	10.48%

Caledonian Bank Limited	(5)	243,600,000	23.94	-	-	19.21%

Eurolink Investments, Inc.	(6)	96,000,000	9.43	-	-	7.57%

Legion Trading LLC	(7)	97,800,000	9.61	-	-	7.72%

Universal Partners Corp.	(8)	97,800,000	9.61	-	-	7.72%
*	Less than 1.0%

(1)

Applicable percentage ownership is based on 1,085,429,876 shares of common stock outstanding and 250,000,000 shares of Series A Preferred Stock issued and outstanding as of April 8, 2019 . Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of January 15, 2019 .

(2)

Represents the number of votes held on all matters submitted to a vote of our stockholders.  As of the date of this prospectus, we have 250,000,000 shares of Series A Preferred Stock issued and outstanding, each entitled to three (3) votes per share.

(3)

The shares are held by an entity controlled by Mr. Geordan Pursglove, President. Mr. Geordan Pursglove, managing member, holds sole voting and dispositive power over these shares.  The address for The 2GP Group, LLC is 102 NE 2nd St., Suite 915, Boca Raton, FL 33432.

(4)	The shares held by Fiona Oakley were gifted to her by our President and Chief Executive Officer.

(5)

The Caledonian Bank Limited is controlled by Louise Cooper, who holds sole voting and dispositive power over these shares.  The address for this holder is 69 Dr. Roy’s Dr., Grand Cayman KY1-1102, Cayman Islands.

(6)

Eurolink Investments, Inc. is controlled by Mariano Batz, who holds sole voting and dispositive power over these shares.  The address for Eurolink Investments, Inc. is 25 Water Ln., P.O. Box 2059, Belize City, Belize.

(7)

Legion Trading, LLC is an entity controlled by Dorothy Godfrey, who holds sole voting and dispositive power over these shares.  The address for Legion Trading, LLC is Hunkins Waterfront Plaza, P.O. Box 556, Charleston West Indies, Nevis.

(8)

Universal Partners Corp. is controlled by Lellia Sentcum, who holds sole voting and dispositive power over these shares.  The address for Universal Partners Corp. is 66 Euphrates Ave., Belize City, Belize.

On May 2, 2017, the Company authorized and issued 206,250,000 shares of BCI’s Series A Convertible 12% Cumulative Preferred stock at a price of ($.001 par value) per share to The 2GP Group LLC an entity controlled by Geordan Pursglove, President, CEO and Director. The Series A Convertible 12% Cumulative Preferred stock include a three times (3x) voting preference. During 2017 Mr. Geordan Pursglove also has advanced the Company $46,275 to pay certain company related expenses.

Also, on May 2, 2017 the Pursglove judgement was reduced by $262,453 through the issuance of 250,000,000 shares of Series A Convertible 12% Cumulative Preferred stock of which 43,750,000 were transferred to Fiona Oakley and 1,556,632 shares of Common Stock which also were issued to Fiona Oakley subsequent to this reduction.

Changes in Control

There are currently no arrangements which would result in a change in control of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2018 and 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $66,000 and $55,000 respectively.

Tax Fees

For the fiscal years ended December 31, 2018 and 2017, for professional services related to tax compliance, tax advice, and tax planning work by our principal accountants, we incurred expenses of $0 and $0 respectively.

All Other Fees

Registration Statement and Acquisition audits of Service 800, Inc which were completed for fiscal years ended December 31, 2018 and 2017 have fees associated with $ 43,000 and $66,000, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beyond Commerce, Inc.

April 12, 2019	By:	/s/ Geordan Pursglove
Geordan Pursglove,President/CEO and Director (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Geordan Pursglove	President, CEO	April 12, 2019
Geordan Pursglove	(principal executive, financial and accounting officer)