Form 10-Q
period 2019-03-31
Beyond Commerce, Inc.
filed 2019-05-15
CIK 1386049

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-52490

Beyond Commerce, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0512515
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3773 Howard Hughes Pkwy, Suite 500 Las Vegas, Nevada	89169
(Address of Principal Executive Offices)	(Zip Code)

(702) 675-8022

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 14, 2019, the registrant had outstanding 1,095,429,876 shares of common stock.

PART 1.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited)

Beyond Commerce, Inc.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

MARCH 31, 2019 & 2018

BEYOND COMMERCE, INC.

Page

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2019 & DECEMBER 31, 2018 (Unaudited)	4
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2019 & 2018 (Unaudited)	5
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2019 & 2018 (Unaudited)	6
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018 (Unaudited)	7
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	8-17

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash & cash equivalents	$113,678	$79,890
Accounts receivable	449,867	-
Other current assets	83,423	-
Total current assets	646,968	79,890

Property and equipment - net	1,049,014	-
Intangible asset	4,119,276	-
Investment in Service 800	-	572,000

	$5,815,258	651,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$238,292	$79,833
Other current liabilities	775,453	639,709
Accrued payroll & related items	2,306,298	1,924,395
Derivative liability	1,981,676	2,480,543
Accrued payroll taxes	1,077,163	1,077,163
Short-term borrowings – net of discount	163,553	81,136
Related party Short-term borrowings	751,889	-
Pursglove Judgment payable – accrued interest	2,442,762	2,363,192
Pursglove Judgment payable	5,758,322	5,758,322
Total current liabilities	15,495,408	14,404,293

Long- term borrowings, net of discount	143,945	143,478
Related party long-term borrowings	2,100,000	-
Total liabilities	17,739,353	14,547,771

Commitments and Contingencies

Mezzanine Equity:
Preferred stock, $0.001 par value of 250,000,000 shares authorized and 250,000,000 shares issued and outstanding , respectively .	250,000	250,000

Common stock, $0.001 par value, 1,900,000,000 shares authorized, 1,085,429,876 and 1,017,450,000 issued and outstanding as of March 31, 2019 and at December 31, 2018, respectively.	1,085,430	1,017,450
Additional paid in capital	33,257,157	27,599,349
Accumulated deficit	(46,516,682)	(42,762,860)
Total stockholders' deficit	(11,924,095)	(13,895,881)

Total liabilities and stockholders' deficit	$5,815,258	$651,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31,

(UNAUDITED)

	2019	2018
Revenues
Net revenues	$463,914	$-

Operating expenses
Cost of revenue	112,054	-
Selling general and administrative	121,043	8,766
Payroll expense	276,721	90,000
Professional fees	129,291	514,840
Depreciation and amortization	53,591	-
Total operating expenses	692,700	613,606

Loss from operations	(228,786)	(613,606)

Non-operating income (expense)
Interest expense	(215,411)	(99,570)
Amortization of debt discount	(569,457)	-
Derivative related income (expenses)	(1,121,999)	-
Change in derivative liability	(1,618,349)	-
Total non-operating income (expense)	(3,525,216)	(99,570)

Income (loss) before income taxes	(3,754,002)	(713,176)

Provision for income tax	-	-
Net income (loss)	$(3,754,002)	$(713,176)

Net income (loss) per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	1,043,248,193	1,001,011,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31,

(Unaudited)

	2019	2018
Net loss	$(3,754,002)	$(713,176)

Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	455,000
Loss on derivative at note inception	178,332	-
Amortization of debt discount	569,457	-
Depreciation and amortization	53,591	-
Change in derivative liability	2,767,005	-

Changes in assets and liabilities:
(increase) decrease in accounts receivable	(98,007)	-
Increase (decrease) in accounts payable	(256,644)	18,606
Increase (decrease) in payroll liabilities	381,903	180,000
Increase (decrease) in other current liabilities	215,314	9,570
Net cash provided by (used in) in operating activities.	$56,949	$(50,000)

Cash flows from investing activities:
Acquisition of property and equipment	(2,218,201)	-
Cash acquired in acquisition	195,039	-
Net cash used in investing activities	$(2,023,162)	-

Cash flows from financing activities:
Cash receipts from notes payable	2,000,000	50,000
Net cash provided by financing activities	2,000,000	50,000
Net decrease in cash and cash equivalents	33,787	-

Cash and cash equivalents, beginning balance	79,890	-
Cash and cash equivalents, ending balance	$113,678	$-
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$1,060,486	$-
Notes issued in relation to Service 800 acquisition	$2,100,000	$-
Purchase Price holdback note on Service 800 acquisition	$210,000	$-
Purchase price allocation note on Service 800 acquisition	$541,889	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

.

BEYOND COMMERCE, INC.

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Paid in Capital	Deficit	Equity
Balance, December 31, 2017	1,000,000,000	$1,000,000	250,000,000	$250,000	$25,941,352	$(38,466,441)	$(11,275,089)
Common stock issued for services	3,500,000	3,500	-	-	451,500	-	455,000
Net loss	-	-	-	-	-	(713,176)	(713,176)
Balance, March 31, 2018	1,003,500,000	$1,003,500	250,000,000	$250,000	$26,392,852	$(39,179,617)	$(11,533,265)

	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Paid in Capital	Deficit	Equity
Balance, December 31, 2018	1,017,450,000	$1,017,450	250,000,000	$250,000	$27,599,349	$(42,762,860)	$(13,895,881)
Extinguishment of derivative liabilities on conversion	-	-	-	-	3,872,545	-	3,872,545
Warrants issued with debt	-	-	-	-	696,850	-	696,850
Common stock issued for debt conversion	62,472,003	62,472	-	-	998,014	-	1,060,486
Common stock issued for interest conversion	5,507,873	5,508	-	-	90,399	-	95,907
Net loss						(3,754,002)	(3,754,002)
Balance, March 31, 2019	1,085,429,876	$1,085,430	250,000,000	$250,000	$33,257,157	$(46,516,682)	$(11,924,095)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Recent History of the Company

Beyond Commerce was incorporated under the laws of the State of Nevada on January 12, 2006, under the name “Reel Estate Services, Inc.” for the purposes of operating as a media hub for high traffic web properties, utilizing social networking and e-commerce.

On March 4, 2019, Beyond Commerce, Inc. closed the Transaction between Beyond Commerce, Inc. and Service 800, Inc. effective February 28, 2019. Service 800 operates as a premium provider of Customer Feedback Management Platforms to their Fortune 500 and 1000 clients on a global basis. Service 800 provides survey authoring, response rates, feedback types and data analysis on their proprietary, cloud based, automated and centralized platform. Service 800 has currently 40 full time employees that provide services to 130 companies and 300 service organizations. Service 800’s current operations and strategic business plan is to further develop its marketing and Customer Experience platform to use within the framework of its current Fortune 500 and 1000 clients.

Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the periods ended March 31, 2019 and 2018 included herein have been prepared by management and are unaudited. Such condensed financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2018.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 2018.

Plan of Operations

Continuing in 2019, the Company has expanded operations beginning with the close of the purchase of Service 800. We are actively seeking other potential targets with synergies in the space.

The analysis of new business opportunities will be undertaken by our executive management team. In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

• Potential for growth, indicated by new technology, anticipated market expansion or new products;

• Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

• Strength and diversity of management, either in place or scheduled for recruitment;

• Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

• The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

• The extent to which the business opportunity can be advanced;

• The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

• Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, our management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital we have available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

NOTE 2. SELECTED ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization and the valuation for non-cash issuances of equity instruments, web site, income taxes, and contingencies, among others. Actual results could differ materially from these estimates.

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

Management considers all of its derivative liabilities to be Level 3 liabilities. At March 31, 2019 and December 31, 2018, the Company had outstanding derivative liabilities, including those from related parties of $1,981,676 and $2,480,543 respectively.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Revenue Recognition

The Company recognize revenue in accordance with FASB ASC Subtopic 606-10, Revenue Recognition, We recognize revenue as we transfer control of deliverables (products, solutions and services) to our customers in an amount reflecting the consideration to which we expect to be entitled. To recognize revenue, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. We account for a contract based on the terms and conditions the parties agree to, the contract has commercial substance and collectability of consideration is probable. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience.

The majority of the Company’s revenue is generated by the completion of a survey. Revenue is recognized and customers are billed at the point in time a survey occurs or when a related service is complete. The Company may require a deposit from new customers for set up costs  or as down payments. These amounts are not significant to the financial statements

Property and Equipment

Property and equipment are carried at cost, and are being depreciated using the straight-line over the estimated useful lives as follows:

Equipment, Furniture and fixtures	5-7 years
Software	16-60 months
Vehicles	7 years

When retired or otherwise disposed, the carrying value and accumulated depreciation of the property and equipment is removed from its respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Expenditures for maintenance and repairs which do not extend the useful lives of the related assets are expensed as incurred.

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Purchase Price Allocation

In accordance with ASC 805, Business Combinations, the Company recorded the assets acquired and liabilities assumed at their respective estimated fair values as of their respective acquisition dates. The total estimated purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair value allocation is preliminary and is subject to change based on evaluations of the assets currently being performed by the Company.

Intangible Assets

Intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful life of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-21, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During the three month periods ended March 31, 2019 and 2018, the Company did not recognize any impairment charges.

Reclassifications

We may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Stock Based Compensation

During the three months ended March 31, 2019 and 2018, the Company did not issue any stock options. The former stock based compensation plan expired on September 11, 2018.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. The standard is effective for us beginning January 1, 2019. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017, to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The standard was effective for us beginning January 1, 2019. The standard may have a material impact on our balance sheets in the future if we entered into new leases, but will not have a material impact on our statement of operations. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption is permitted in interim periods, including periods for which financial statements have not been issued or financial statements have not been made available for issuance. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

The Company will continue to monitor these emerging issues to assess any potential future impact on its financial statements.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because of recent events, no certainty of continuation can be stated. The accompanying condensed consolidated financial statements for March 31, 2019 and 2018 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in attempting to raise capital from additional debt and equity financing. Due to its limited revenues, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue or through a merger transaction with a well-capitalized entity. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

NOTE 4 - PROPERTY, SOFTWARE AND COMPUTER EQUIPMENT

Property and equipment at March 31, 2019 and December 31, 2018 consisted of the following:

	2019	2018
Office and computer equipment	$788,918	$-
Furniture and fixtures	102,297	-
Software	149,602	-
Vehicles	27,172	-
Total property, software and computer equipment	1,067,989	-
Less: accumulated depreciation	(18,975)	-
	$1,049,014	$-

Depreciation expense for the three months ended March 31, 2019 was $18,975, compared to $0 for the same period in 2018.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 5 – Intangible Assets

Intangible assets of the Company at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, December 31,
	2019	2018
Customer relationships	$4,153,892	$-
Less: accumulated amortization	(34,616)	-
Total intangible assets	$4,119,276	$-

Amortization expense for the three months ended March 31, 2019 was $34,616, compared to $0 for the same period in 2018.

NOTE 6.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	2019	2018
Accrued interest - notes	$145,453	$29,709
Accrued interest – internal revenue service	630,000	610,000
Total other current liabilities	$775,453	$639,709

NOTE 7.  SHORT AND LONG TERM BORROWINGS

On June 14, 2018, the Company issued a short-term convertible note payable for $50,000.  The note was originally due on February 14, 2019 and bears interest at a rate of 15% per annum.  The note is convertible into shares of common stock at $0.10 per share. The company is currently negotiating an extension with the noteholder

Short-term and Long-term borrowings consist of the following:	March 31,	December 31,
Short term debt;	2019	2018
Convertible Promissory Notes, bearing an annual interest rate of 15% secured, due 02/14/2019	50,000	50,000
Convertible Promissory Notes, bearing an annual interest rate of 12% secured, due 08/27/2019	250,000	250,000
Total short term debt	300,000	300,000

Long term debt;
Convertible Promissory Notes, bearing an annual interest rate of 15% secured, due 08/07/2020	1,656,905	717,391
Total short-term and long-term borrowings, before debt discount	1,956,905	1,017,391
Less debt discount	(1,649,407)	(792,777)
Total short-term and long-term borrowings	$307,498	$224,614

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

The Debenture is subject to interest at a rate of 8.0% per annum and can be converted into shares of the Company’s common stock at a price equal to the lower of (i) $0.15 per share of common stock, and (ii) if there has never been a trigger event (as defined in the Debenture), (A) the average of the 5 lowest individual trades of the shares of common stock, less $0.01 per share, or following any such trigger event, (B) 60% of the foregoing.

During the quarter Discover Growth Fund LLC issued the additional $2,000,000 to the Company and converted $1,060,486 of the aggregate debt.

         On November 27, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 27, 2018, in the amount of $250,000. The lender was Auctus Fund LLC. The notes have a maturity of August 27, 2019 and interest rate of 12% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash.

NOTE 8.  RELATED PARTY SHORT AND LONG TERM BORROWINGS

Short-term and Long-term borrowings consist of the following:	March 31,	December 31,
Short term debt;	2019	2018
Short term note – Jean Mork Bredeson Cash deficit holdback	210,000	-
Short Term note – Jean Mork Bredeson Purchase allocation	541,889	-
Total short-term debt	751,889	-

Long term debt;
Promissory Note – Jean Mork Bredeson, interest rate of 5.5%, due 2/28/2022	2,100,000	-
Total short-term and long-term borrowings, before debt discount	2,851,889	-
Less debt discount	-	-
Total short-term and long-term borrowings	$2,851,889	$-

         Effective February 28, 2019 as a component of the closing of the business combination between Beyond Commerce, Inc. and Service 800, Jean Mork Bredeson, Founder and President of Service 800, Inc., the Company entered $2,100,000 in a three year 5.5% promissory note. Interest only payments are required during the first year of the note. The $2,100,000 promissory note is personally guaranteed by George Pursglove which in turn will be Geordan Pursglove since the passing of the former CEO.

        As a component of the Service 800 transaction in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson a $210,000 amount was held out until May 30, 2019. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $541,889 during the quarter.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 9.  COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

As of March 31, 2019, our authorized capital stock consisted of 1,900,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2019, there were 1,085,429,876 issued and outstanding shares of common stock. The Company on March 5, 2018 issued 3,500,000 shares of its $0.001 common stock in relation to its advisory agreement with Maxim Group LLC valued at $455,000.

During the three months ended March 31, 2019 the Company issued 67,979,876 shares valued at $1,156,397 for the conversion of certain debt and accrued interest into shares of our stock.

Preferred Stock

We are authorized to issue up to 250,000,000 shares of our “blank check” preferred stock, par value of $0.001. Effective July 27, 2017, we designated 250,000,000 of our “blank check” preferred shares as Series A Preferred Stock, all of which are issued and outstanding. Each share of Series A Preferred Stock entitles its holder to (i) cumulative, non-participating dividends in preference and priority to any declaration or payment of a dividend on any of the Company’s common stock, at a rate of 12% per annum, and (ii) three times (3x) voting preference over common stock.  As of March 31, 2019, and December 31, 2018, there were 250,000,000 issued and outstanding shares of preferred stock.

Warrants

The Company entered into an agreement in 2018 in conjunction with convertible notes payable to issue seven (7) warrants which has an exercise price of $0.15 or 65% of the three lowest trading days within a 20-day market price timeframe, whichever is

lower to purchase the Company’s $0.001 par value common stock.   The warrant also has certain cashless exercise features. The issuance of these warrants is predicated on the completion of the funding requirements within the terms of the security agreement, however, these funding requirements were never met. The company is currently negotiating a settlement with respect to any warrants.

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

Based on the relative fair value of the warrant and cash received, we recorded a debt discount on the note principle of $696,850.

2008 Equity Incentive Stock Option Plan

During the three-month periods ended March 31, 2019 and 2018, the Company did not issue any stock options. This plan expired on September 11, 2018.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

 NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Matters

In 2008 the Company filed suit against its former co-founder, President, Chief Executive Officer George Pursglove for breach of confidentiality and non-compete while employed and also postemployment, breach of fiduciary duty and other matters, and the Company was seeking to enforce certain non-compete agreements.  The former CEO subsequently counter-sued the Company for breach of contract, breach of implied covenant of good faith and fair dealing and other matters.  The former CEO was seeking to be awarded $75,000 in cash plus at least 3.3 million shares of stock of the Company.  On July 28, 2011, the Company received a jury verdict ordering and adjudging in Case Number 2:08-cv-00496-KJD-LRL where BOOMj.com was the Plaintiff and the former CEO was the Defendant & Counterclaimant, that a judgment be entered in favor of the Defendant and Counterclaimant against the Plaintiff, BOOMj.com, in the amount of $20,775 for damages as to the claim for failure to pay wages, $3,000,000 for damages as to the conversion claim, and $3,000,000 for punitive damages. As of March 31, 2019 and December 31, 2018 there was an outstanding principle balance of $5,758,332 and $5,758,332, respectively outstanding for this matter. The Company is accruing interest at an annual rate of 5.29% on the outstanding balance. The current balance of the accrued interest as of March 31, 2019 and December 31, 2018 was $2,442,762 and $2,363,192, respectively.

 Operating Lease

We currently lease virtual office space at 3773 Howard Hughes Parkway, Suite: 500 Las Vegas, NV 89169.  We pay an annual fee of $120 for this lease. During 2019, we intend to move the Company’s headquarters to Florida. There is also a location in Minnesota for Service 800, Inc. The current address of Service 800, Inc. is 2190 Wayzata Blvd, Long Lake Minnesota 55356. Service 800 rents its facilities under an operating lease agreement with Green Valley Associates., which is owned by the sole shareholder of the Company. The lease, which expires December 31, 2019, requires base monthly rents of $17,200, plus operating expenses. The lease automatically renews for an additional one year term unless terminated by either party.

Tax Lien

On February 17, 2010, the Internal Revenue Service placed a federal tax lien of $756,711 and an additional $161,150 on June 14, 2010, against all of the property and rights to the property of BOOMj.com for unpaid federal payroll withholding taxes for the year ended December 31, 2009. The current amount outstanding including penalty and interest is $1,707,163, which is also inclusive of amounts outstanding for state tax related claims of $63,725. The accrued interest on the balance sheet related to this liability is $630,000 and $610,000 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 11.  RELATED PARTIES

On May 2, 2017, the Pursglove judgement was reduced by $262,453 through the issuance of 250,000,000 shares of Series A Convertible 12% Cumulative Preferred stock. The Company also authorized and issued 206,250,000 shares of BCI’s Series A Convertible 12% Cumulative Preferred stock at a price of ($.001 par value) per share to The 2GP Group LLC an entity controlled by Geordan Pursglove, President, CEO and Director. The Series A Convertible 12% Cumulative Preferred stock include a three times (3x) voting preference. During 2017 Mr. Geordan Pursglove also has advanced the Company $46,275 to pay certain company related expenses.

During year ended December 31, 2018 Mr. Geordan Pursglove advanced an additional $153,536. 43,750,000 shares of the Series A Preferred Stock were transferred to Fiona Oakley and 1,556,632 shares of Common Stock also were issued to Fiona Oakley subsequent to the Pursglove judgement reduction.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 12.  NET INCOME (LOSS) PER SHARE OF COMMON STOCK

In the accompanying condensed consolidated financial statements, basic net income (loss) per share of common stock is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Convertible debt that is convertible into 68,617,436 and 333,333 shares of the Company’s common stock are not included in the computation along with 250,000,000 and 250,000,000 of the Company’s preferred stock   for the three months ended March 31, 2019 and 2018, respectively, as the income share is negligible. There are 16,666,667 and zero warrants that are exercisable into shares of stock as of March 31, 2019 and March 31, 2018, respectively, and there is an outstanding issue with Illiad that could result in 1,308,286 shares. The Company is currently in negotiations over the issue.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three-month period ended March 31, 2019 and 2018:

	Three-month period ended March 31,
	2019	2018
Net income (loss)	$(3,754,002)	$(713,176)
Weighted average shares used for basic earnings per share	1,043,248,193	1,001,011,111

Incremental diluted shares*	-	-

Weighted average shares used for diluted earnings per share	1,043,248,193	1,001,011,111
Net income (loss) per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

*The shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive, (i.e., reduce the net loss per common share).

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 13. ACQUISITIONS

Description of the Transactions

Service 800, Inc.

On March 4th, 2019 Jean Mork Bredeson, Founder and President of Service 800, Inc., received $1,890,000 in cash, a short term cash hold back of $210,000 and $2,100,000 in a three year 5.5% promissory note. The $2,100,000 promissory note is personally guaranteed by Geordan Pursglove Beyond Commerce’s President, CEO. On July 18, 2018 Jean Mork Bredeson received 2,000,000 shares of Beyond Commerce’s restricted common stock. On July 18, 2018 Allen Bredeson, Vice President of Marketing and Client Relations, received 1,000,000 shares of Beyond Commerce’s restricted common stock. On July 18, 2018 Derick White, Vice President of Sales received 1,000,000 shares of Beyond Commerce’s restricted common stock, and Jeff Schwendinger, Vice President of Operations on July 18, 2018 received 1,000,000 shares of Beyond Commerce’s restricted common stock. The effective date of this business combination between Beyond Commerce and Service 800, is February 28, 2019, when Beyond Commerce received 100% of Service 800 stock, assets consisting of the company’s website, customer lists, current customer base, and customer’s in the company’s pipeline and proprietary software.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets Acquired:
Prepaid expenses	$28,316
Property, plant and equipment	1,067,989
Intangible asset – customer list	4,153,892
Assets acquired	$5,250,197

Liabilities Assumed:
Accounts payable	$121,958
Outstanding checks	63,084
Other current liabilities	293,145
Liabilities assumed	$478,187

Net assets acquired	$4,772,010
Fair value of consideration given	$4,772,010

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Service 800, Inc. occured on January 2018:

	Three Months Ended
	March 31,
	2019	2018
Net Revenues	$1,246,891	$1,314,762
Net (loss) income from operations	(3,848,065)	(1,138,260)
Net (loss) income per share from operations	0.00	0.00
Weighted average number of shares – basic and diluted	1,043,248,193	1,001,011,111

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 14.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

During the three months ended March 31, 2019, the Company issued 67,979,876 shares valued at $1,156,393 for the conversion of certain debt and accrued interest into shares of our stock.

NOTE 15.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements, other than the following:

On April 15, 2019, the Company amended a consulting agreement with Maxim Group to reduce cash balances owed to $60,000, to issue 10,000,000 shares of common stock, and to reduce monthly retainer payments to $7,500.

On May 9, 2019 the Company entered into a promissory note with one of its Board of Directors in the amount of $54,000 that carries an interest rate of 15.0%, and is due within sixty days.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion provides information that management believes is relevant to an assessment and understanding of our past financial condition and plan of operations. The discussion below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

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

RESULTS OF OPERATIONS FOR THE THREE PERIOD ENDED

March 31, 2019 and March 31, 2018.

Revenue

Revenue generated for the three months ended March 31, 2019 was $463,914 as we began reporting revenue being created from the Service 800 acquisition which was closed on March 4, 2019 and was effective February 28, 2019 compared to no revenue from the comparable period in 2018.

Operating Expenses

For three months end March 31, 2019, operating expenses were $692,700 and for the three months ended March 31, 2018, operating expenses were $613,606. The significant increase is mainly attributable to the Service 800 acquisition and the related costs associated with this operation. There was a $112,054 increase in cost of goods sold compared to zero in the comparable period. Payroll increased $186,721 compared to $90,000 in the comparable period due to the Service 800 employee addition, and general and administrative costs increased $112,277 once again due to the Service 800 addition. The significant decrease was in professional fees as the Company reduced these types of expenditures by some $385,549 due to less utilization.

Non-operating income (expense)

           The Company reported non-operating expense of $3,525,216 during the three months ended March 31, 2019, an increase of $3,425,646 compared to $99,570 during the three months ended March 31, 2018, mainly attributable to the changes in the derivative liability and debt fees associated with the Discover Growth Fund Note along with an increase in interest expense of $115,841 due to the increase in debt level.

Net Income (loss)

       For three months end March 31, 2019, the Company incurred a net loss of $3,754,002 as compared to a net loss of $713,176 for three months end March 31, 2018, which was primarily due to a loss on derivative related income from the changes in liability and debt fees associated with the Discover Growth Fund Note. As of March 31, 2019, the Company had an accumulated deficit of $46,516,682 and as of December 31, 2018, the Company had an accumulated deficit of $42,762,860.

Plan of Operations

We are an early stage corporation that intends to operate as an IMT&S provider.  We have only recently began generating income from our business.  As of March 31, 2019, we currently have $113,678 cash on hand. Upon the effectiveness of the Company’s registration statement, we received $2,000,000 from Discover in accordance with our securities purchase agreement.  At such time, we had sufficient capital to satisfy our cash requirements to close on our acquisition of Service 800, Inc.  However, we believe we will require additional funds of approximately $1,155,000 to satisfy our cash requirements as we implement our business plan and operate our business.  This capital will be used to build out our infrastructure, to provide for the payment of advisory and accounting services, legal, lease of our office space and anticipated up-listing fees to a national securities exchange. However, there can be no assurance that we will qualify for either exchange or that our application will be approved.

Over the course of the 12-month period, we plan to raise capital to support our business plan through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising enough capital to implement our business plan, we may continue to be unprofitable.

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

As of March 31, 2019, we had an accumulated deficit of $46,516,682.  Since we discontinued operations in 2012 the continuity of our future operations is dependent upon our ability to increase sales and brand awareness. These conditions raise substantial doubt about our ability to continue as a going concern.  We intend to continue relying upon the issuance of debt and equity securities to finance our operations.  In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing.  However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital, that there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable.  Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $646,968 and $79,890 as of March 31, 2019 and December 31, 2018, respectively.  Current assets would consist primarily of cash, accounts receivable and other assets. The Company had a $46,516,682 accumulated deficit on its balance sheet as of March 31, 2019.

We had total current liabilities of $15,495,408 and $14,404,294 as of March 31, 2019 and December 31, 2018, respectively.  Current liabilities consisted primarily of the accounts payable, accrued payroll and payroll taxes, related party debt, convertible debt and interest and the accrued interest and principal due to Mr. Pursglove’s July 2011 Judgment. The increase in our current liabilities is attributable to accrued interest, salary accruals and short-term debt incurred as part of the Service 800 acquisition of approximately    $ 541,889.

We had a working capital deficit of $14,848,440 and $14,324,404 as of March 31, 2019 and December 31, 2018, respectively.  This increase of $524,036, or 3.7%, resulted primarily from the increase of certain liabilities as we begin to execute our plan along with short-debt associated with the Service 800 acquisition.

Cash Flow from Operating Activities

For the three months ended March 31, 2019 and 2018, cash provided by (used in) operating activities was $56,949 and ($50,000), respectively. This increase is mainly attributable to the Service 800 acquisition.

Cash Flow from Investing Activities

For the three months ended March 31, 2019 and 2018, cash provided by (used in) investing activities was ($2,023,162) and $0, respectively, which represents cash used in the Service 800 transaction.

Cash Flow from Financing Activities

For the three months ended March 31, 2019 and 2018, cash provided by (used in) financing activities was $2,000,000 and $50,000, respectively, which represents cash from the Discover Growth Fund LLC.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to allowance for doubtful, allowance for inventory write-downs and write offs, deferred income taxes, provision for contractual obligations and our ability to continue as a going concern. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended March 31, 2019.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The Company’s management, including its Principal Executive Officer and its Principal Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not engaged in any litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation. Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer
101.INS	XBRL Instance Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beyond Commerce, Inc.

Dated: May 15, 2019	By:	/s/ Geordan Pursglove
Geordan Pursglove, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)