Form 10-Q
period 2019-06-30
Beyond Commerce, Inc.
filed 2019-08-14
CIK 1386049

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically a every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At August 14, 2019, the registrant had outstanding 1,243,274,876 shares of common stock.

PART 1. FINANCIAL INFORMATION2

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)2

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.27

ITEM 4. CONTROLS AND PROCEDURES27

PART II – OTHER INFORMATION27

ITEM 1. LEGAL PROCEEDINGS.27

ITEM 1A. RISK FACTORS.28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.28

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.28

ITEM 4. MINE SAFETY DISCLOSURES.28

ITEM 5. OTHER INFORMATION.28

ITEM 6. EXHIBITS.28

SIGNATURES29

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond Commerce, Inc.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTH PERIODS ENDED

JUNE 30, 2019 & 2018

BEYOND COMMERCE, INC.

Page

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2019 & DECEMBER 31, 2018 (Unaudited)	4
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2019 & 2018 (Unaudited)	5
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2019 & 2018 (Unaudited)	6
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018 (Unaudited)	7
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	8-20

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash & cash equivalents	$120,615	$79,890
Accounts receivable, net	1,050,896	-
Other current assets	67,804	-
Acquisition deposit	427,000	-
Total current assets	1,666,315	79,890

Property, equipment, and software - net	2,055,530	-
Intangible asset	5,976,099	-
Deposit in Service 800, Inc.	-	572,000

	$9,697,944	651,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$158,731	$79,833
Other current liabilities	841,992	639,709
Accrued payroll & related items	2,458,120	1,924,395
Derivative liability	5,443,245	2,480,543
Accrued payroll taxes	1,077,163	1,077,163
Short-term borrowings – net of discount	1,739,714	81,136
Short-term contingent acquisition liability	1,951,205	-
Pursglove Judgment payable – accrued interest	2,522,332	2,363,192
Pursglove Judgment payable	5,758,322	5,758,322
Total current liabilities	21,950,824	14,404,293

Long-term contingent acquisition liability	1,048,795	-
Long- term borrowings, net of discount	2,503,002	-
Total liabilities	25,502,621	14,547,771

Commitments and Contingencies

Mezzanine Equity:
Preferred stock, $0.001 par value of 250,000,000 shares authorized and 250,000,000 shares issued and outstanding, respectively.	250,000	250,000

Common stock, $0.001 par value, 1,900,000,000 shares authorized, 1,243,274,876 and 1,017,450,000 issued and outstanding as of June 30, 2019 and at December 31, 2018, respectively.	1,243,275	1,017,450
Additional paid in capital	34,386,738	27,599,349
Accumulated deficit	(51,684,690)	(42,762,860)
Total stockholders' deficit	(15,804,677)	(13,895,881)

Total liabilities and stockholders' deficit	$9,697,944	$651,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE & SIX-MONTH PERIODS ENDED JUNE 30,

UNAUDITED

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Revenues	$1,284,971	$-	$1,748,885	$-

Operating expenses
Cost of revenue	398,457	-	510,512	-
Selling, general and administrative	329,064	19,591	450,107	28,357
Payroll expense	665,648	90,000	942,368	180,000
Professional Fees	363,871	216,845	493,162	731,865
Depreciation and amortization	160,296	-	213,887	-
Total operating expenses	1,917,336	326,436	2,610,036	940,042

Loss from operations	(632,365)	(326,436)	(861,151)	(940,042)

Non-operating income (expense)
Interest expense	(190,163)	(101,270)	(405,574)	(200,840)
Amortization of debt discount	(419,410)	-	(988,867)	-
Derivative related expenses	(464,501)	-	(1,586,500)	-
Change in derivative liability	(3,461,569)	-	(5,079,918)	-
Total non-operating income (expense)	(4,535,643)	(101,270)	(8,060,859)	(200,840)

Provision for income tax	-	-	-	-

Net income (loss)	$(5,168,008)	$(427,706)	$(8,922,010)	$(1,140,882)

Net income (loss) per common share-basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares of capital outstanding – basic	1,140,710,865	1,004,144,021	1,092,248,763	1,002,589,779

Weighted average shares of capital outstanding – diluted	1,140,710,865	1,004,144,021	1,092,248,763	1,002,589,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30,

(Unaudited)

	2019		2018
Net loss	$(8,922,010)		$(1,140,882)

Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	303,925		578,680
Loss on derivative at note inception	1,775,356		-
Amortization of debt discount	988,867		-
Depreciation and amortization	213,887		-
Change in derivative liability	5,079,918		-

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	199,259		-
(Increase) decrease in other current assets	15,619		-
Increase (decrease) in accounts payable	(341,910)		131,362
Increase (decrease) in payroll liabilities	375,705		270,000
Increase (decrease) in other current liabilities	366,205		110,840
Net cash provided by (used in) in operating activities.	$54,821		$(50,000)

Cash flows from investing activities:
Acquisition of property and equipment	(2,218,201)		-
Cash acquired in acquisition	204,105		-
Net cash used in investing activities	$(2,014,096)		-

Cash flows from financing activities:
Cash receipts from notes payable	2,000,000		100,000
Net cash provided by financing activities	2,000,000		100,000

Net increase in cash and cash equivalents	40,725		50,000

Cash and cash equivalents, beginning balance	79,890		-
Cash and cash equivalents, ending balance	$120,615		$50,000
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-		$-
Income taxes	$-		$-
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$1,248,393		$-
Notes issued in relation to Service 800 acquisition	$2,000,000		$-
Purchase Price holdback note on Service 800 acquisition	$210,000		$-
Purchase price allocation note on Service 800 acquisition	$1,233,828	$
Stock issued for acquisition deposit of PathUX	$427,000		$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Paid in Capital	Deficit	Equity
Balance, December 31, 2017	1,000,000,000	$ 1,000,000	250,000,000	$ 250,000	$ 25,941,352	$ (38,466,441)	$ (11,275,089)
Common stock issued for services	3,500,000	3,500	-	-	451,500	-	455,000
Net loss	-	-	-	-	-	(713,176)	(713,176)
Balance, March 31, 2018	1,003,500,000	$ 1,003,500	250,000,000	$ 250,000	$ 26,392,852	$ (39,179,617)	$ (11,533,265)
Common stock issued for services	1,450,000	1,450	-	-	122,230	-	123,680
Net loss	-	-	-	-	-	(1,140,882)	(1,140,882)
Balance, June 30, 2018	1,004,950,000	$ 1,004,950	250,000,000	$ 250,000	$ 26,515,082	$ (39,607,323)	$ (11,837,291)

	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Paid in Capital	Deficit	Equity
Balance, December 31, 2018	1,017,450,000	$ 1,017,450	250,000,000	$ 250,000	$ 27,599,349	$ (42,762,860)	$ (13,895,881)
Extinguishment of derivative liabilities on conversion	-	-	-	-	3,872,545	-	3,872,545
Warrants issued with debt	-	-	-	-	696,850	-	696,850
Common stock issued for debt conversion	62,472,003	62,472	-	-	998,014	-	1,060,486
Common stock issued for interest conversion	5,507,873	5,508	-	-	90,399	-	95,907
Net loss						(3,754,002)	(3,754,002)
Balance, March 31, 2019	1,085,429,876	$ 1,085,430	250,000,000	$ 250,000	$ 33,257,157	$ (46,516,682)	$ (11,924,095)
Common stock issued for debt conversion	64,482,327	64,482	-	-	12,538	-	77,020
Common stock issued for interest	12,537,673	12,538	-	-	2,442	-	14,980
Stock issued for acquisition	70,000,000	70,000	-	-	357,000	-	427,000
Stock Issued for services	10,825,000	10,825	-	-	293,100	-	303,925
Extinguishment of derivative liabilities on conversion	-	-	-	-	464,501	-	464,501
Net loss						(5,168,008)	(5,168,008)
Balance, June 30, 2019	1,243,274,876	$ 1,243,275	250,000,000	$ 250,000	$ 34,386,738	$ (51,684,690)	$ (15,804,677)

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

On March 4, 2019, Beyond Commerce, Inc. closed the Transaction between Beyond Commerce, Inc. and Service 800, Inc. (“Service 800”) effective February 28, 2019. Service 800 operates as a premium provider of Customer Feedback Management Platforms to their Fortune 500 and 1000 clients on a global basis. Service 800 provides survey authoring, response rates, feedback types and data analysis on their proprietary, cloud based, automated and centralized platform. Service 800 currently has 40 full time employees that provide services to 130 companies and 300 service organizations. Service 800’s current operations and strategic business plan is to further develop its marketing and Customer Experience platform to use within the framework of its current Fortune 500 and 1000 clients.

Effective May 31, 2019, Beyond Commerce, Inc. closed the transaction between Beyond Commerce, Inc and PathUX. Headquartered in Westport Connecticut, PathUX is a premiere software developer that specializes in the development of proprietary tools providing Cloud based marketing automation and analytics for their clients. Marketers can create precise audiences to deliver more relevant messages to their customers.

Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the periods ended June 30, 2019 and 2018 included herein have been prepared by management and are unaudited. Such condensed financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2019.

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

Plan of Operations

Continuing in 2019, the Company has expanded operations beginning with the close of the purchase of Service 800 and the closing of PATHUX. We are actively seeking other potential targets with synergies in the space.

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

NOTE 2. SELECTED ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the six (6) months ended June 30, 2019 and 2018, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2018 and 2017, respectively, which are included in the Company’s December 31, 2018 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 12, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six (6) months ended June 30, 2019 are not necessarily indicative of results for the entire year ending December 31, 2019.

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

Fair Value Measurements

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Management considers all of its derivative liabilities to be Level 3 liabilities. At June 30, 2019 and December 31, 2018, the Company had outstanding derivative liabilities, including those from related parties of $5,443,245 and $2,480,543 respectively.

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

The majority of the Company’s revenue is generated by the completion of a survey. Revenue is recognized and customers are billed at the point in time a survey occurs or when a related service is complete. The Company may require a deposit from new customers for set up costs or as down payments. These amounts are not significant to the financial statements

Accounts receivable

The Company’s accounts receivable arise primarily from the sale of the Company’s products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for June 30, 2019 and June 30, 2018, respectively.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Purchase Price Allocation

In accordance with ASC 805, Business Combinations, the Company recorded the assets acquired and liabilities assumed at their respective estimated fair values as of their respective acquisition dates, based on internal company evaluations. The total estimated purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair value allocation is preliminary and is subject to change based on evaluations of the assets currently being performed by the Company.

Intangible Assets

Intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful life of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-21, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During the six month periods ended June 30, 2019 and 2018, the Company did not recognize any impairment charges.

Reclassifications

We may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Stock Based Compensation

During the six months ended June 30, 2019 and 2018, the Company did not issue any stock options for employee compensation. The former stock based compensation plan expired on September 11, 2018.

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The standard was effective for us beginning January 1, 2019. The standard may have a material impact on our balance sheets in the future if we entered into new leases, but will not have a material impact on our statement of operations. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements and is expected to be implemented in our December 31, 2019 year end statements, if we enter into new leases.

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

The Company will continue to monitor these emerging issues to assess any potential future impact on its financial statements. The Company has taken the position that any future standards not being disclosed is based on not being material to our operations.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because of recent events, no certainty of continuation can be stated. The accompanying condensed consolidated financial statements for June 30, 2019 and 2018 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

NOTE 4 - PROPERTY, SOFTWARE AND COMPUTER EQUIPMENT

Property and equipment at June 30, 2019 and December 31, 2018 consisted of the following:

	2019	2018
Office and computer equipment	$788,918	$-
Furniture and fixtures	102,297	-
Software	1,213,043	-
Vehicles	27,172	-
Total property, software and computer equipment	2,131,430	-
Less: accumulated depreciation	(75,900)	-
	$2,055,530	$-

Depreciation expense for the three and six months ended June 30, 2019 was $56,925, and $ 75,900 respectively, compared to $0 for the same periods in 2018.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 5 – Intangible Assets

Intangible assets of the Company at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, December 31,
	2019	2018
Customer relationships	$6,114,086	$-
Less: accumulated amortization	(137,987)	-
Total intangible assets	$5,976,099	$-

Amortization expense for the three and six months ended June 30, 2019 was $103,371 and $ 137,987 respectively, compared to $0 for the same periods in 2018.

NOTE 6.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	2019	2018
Accrued interest - notes	$191,992	$29,709
Accrued interest – internal revenue service	650,000	610,000
Total other current liabilities	$841,992	$639,709

NOTE 7.  SHORT AND LONG TERM BORROWINGS

On June 14, 2018, the Company issued a short-term convertible note payable for $50,000.  The note was originally due on February 14, 2019 and bears interest at a rate of 15% per annum.  The note is convertible into shares of common stock at $0.10 per share. The company is currently negotiating an extension with the noteholder, and has paid $5,000 as a principal payment during the quarter. This note is currently past due and is being negotiated to cure, nevertheless this note has no default provisions.

Short-term and Long-term borrowings, excluding acquisition related, consist of the following:	June 30,	December 31,
Short term debt;	2019	2018
Convertible Promissory Notes, bearing an annual interest rate of 15% secured, due 02/14/2019	45,000	50,000
Convertible Promissory Notes, bearing an annual interest rate of 15% secured, due 07/08/2019	54,000	-
Convertible Promissory Notes, bearing an annual interest rate of 12% secured, due 08/27/2019	250,000	250,000
Total short term debt	349,000	300,000

Long term debt;
Convertible Promissory Notes, bearing an annual interest rate of 15% secured, due 08/07/2020	1,579,885	717,391
Total short-term and long-term borrowings, before debt discount	1,928,885	1,017,391
Less debt discount	(1,229,997)	(792,777)
Total short-term and long-term borrowings	$698,888	$224,614

Short-term and Long-term borrowings, acquisition related, consist of the following:
Short-term borrowings – net of discount – acquisition related	1,443,828	81,136
Long-term borrowings – net of discount – acquisition related	2,100,000	143,478
Total short-term and long-term borrowings – acquisition related	$3,543,828	$224,614

Total short-term and long-term borrowings	698,888	224,614
Total short-term and long-term borrowings – Acquisition related	3,543,828	-
Total short-term and long-term borrowings	$4,242,716	$224,614

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The Debenture is subject to interest at a rate of 8.0% per annum and can be converted into shares of the Company’s common stock at a price equal to the lower of (i) $0.15 per share of common stock, and (ii) if there has never been a trigger event (as defined in the Debenture), (A) the average of the 5 lowest individual trades of the shares of common stock, less $0.01 per share, or following any such trigger event, (B) 60% of the foregoing. However, at no time can the debenture be converted at a price below $0.001 per share.

During the first quarter 2019 Discover Growth Fund LLC issued the additional $2,000,000 to the Company and converted $1,060,486 of the aggregate debt. During the current quarter Discover Growth Fund LLC converted $77,020 of their outstanding debt.

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

       On May 8, 2019, the Company issued a short-term convertible note payable for $54,000.  The note had a sixty day term which was due on July 8, 2019 and bears interest at a rate of 15% per annum.  The company is currently negotiating an extension with the noteholder as it is currently past due, however the note has no default previsions.

NOTE 8.  ACQUISITION RELATED SHORT AND LONG TERM BORROWINGS

Short-term and Long-term borrowings, acquisition related, consist of the following:	June 30,	December 31,
Short term debt; acquisition related;	2019	2018
Short term note – Jean Mork Bredeson Cash deficit holdback	210,000	-
Short Term note – Jean Mork Bredeson Purchase allocation	1,233,828	-
Total short-term debt, acquisition related	1,443,828	-

Long term debt; acquisition related;
Promissory Note – Jean Mork Bredeson, interest rate of 5.5%, due 2/28/2022	2,100,000	-
Total short-term and long-term borrowings, before debt discount	3,543,828	-
Less debt discount	-	-
Total short-term and long-term borrowings, acquisition related	$3,543,828	$-

         Effective February 28, 2019 as a component of the closing of the business combination between Beyond Commerce, Inc. and Service 800, Jean Mork Bredeson, Founder and President of Service 800, the Company issued a $2,100,000 three year 5.5% promissory note. Interest only payments are required during the first year of the note. The $2,100,000 promissory note is personally guaranteed by George Pursglove which in turn will be Geordan Pursglove since the passing of the former CEO.

        As a component of the Service 800 transaction, in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson, a $210,000 amount was held out until May 30, 2019 and continues to be outstanding. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $1,233,828 during the first and second quarters.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 9.  COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

As of June 30, 2019, our authorized capital stock consisted of 1,900,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2019, there were 1,243,274,876 issued and outstanding shares of common stock. During the six months ended June 30, 2019 the Company issued 144,999,876 shares valued at $1,248,393 for the conversion of certain debt and accrued interest into shares of our stock. Also during these six months the Company issued 70,000,000 shares valued at $427,000, which was based on the stock price for our stock on the date of the close, in relation to the acquisition of PathUX and 10,825,000 shares valued at $303,925 for services provided in lieu of cash.

Preferred Stock

We are authorized to issue up to 250,000,000 shares of our “blank check” preferred stock, par value of $0.001. Effective July 27, 2017, we designated 250,000,000 of our “blank check” preferred shares as Series A Preferred Stock, all of which are issued and outstanding. Each share of Series A Preferred Stock entitles its holder to (i) cumulative, non-participating dividends in preference and priority to any declaration or payment of a dividend on any of the Company’s common stock, at a rate of 12% per annum, and (ii) three times (3x) voting preference over common stock.  As of June 30, 2019, and December 31, 2018, there were 250,000,000 issued and outstanding shares of preferred stock.

Warrants

The Company entered into an agreement in 2018 in conjunction with convertible notes payable to issue seven (7) warrants to purchase shares of the Company’s common stock which have an exercise price of $0.15 or 65% of the three lowest trading days within a 20-day market price timeframe, whichever is lower.  The warrants also contain certain cashless exercise features. The issuance of these warrants is predicated on the completion of the funding requirements within the terms of the security agreement, however, these funding requirements were never met. The Company is currently negotiating a settlement with respect to any warrants.

Pursuant to the terms of the Discover Growth Fund SPA, we issued to Discover warrant to purchase up to 16,666,667 shares of our common stock upon the subsequent funding of the remaining $2,000,000 which occurred on February 28, 2019, exercisable beginning on the six (6) month anniversary from the date of issuance for a period of three (3) years at an exercise price of $0.15 per share (the “Warrant”). In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model, and based on the relative fair value of the warrant and cash received, we recorded a debt discount on the note principle of $696,850.

2008 Equity Incentive Stock Option Plan

During the six-month periods ended June 30, 2019 and 2018, the Company did not issue any stock options. This plan expired on September 11, 2018.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

 NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Matters

In 2008 the Company filed suit against its former co-founder, President, Chief Executive Officer George Pursglove for breach of confidentiality and non-compete while employed and also postemployment, breach of fiduciary duty and other matters, and the Company was seeking to enforce certain non-compete agreements.  The former CEO subsequently counter-sued the Company for breach of contract, breach of implied covenant of good faith and fair dealing and other matters.  The former CEO was seeking to be awarded $75,000 in cash plus at least 3.3 million shares of stock of the Company.  On July 28, 2011, the Company received a jury verdict ordering and adjudging in Case Number 2:08-cv-00496-KJD-LRL where BOOMj.com was the Plaintiff and the former CEO was the Defendant & Counterclaimant, that a judgment be entered in favor of the Defendant and Counterclaimant against the Plaintiff, BOOMj.com, in the amount of $20,775 for damages as to the claim for failure to pay wages, $3,000,000 for damages as to the conversion claim, and $3,000,000 for punitive damages. As of June 30, 2019 and December 31, 2018 there was an outstanding principle balance of $5,758,332 and $5,758,332, respectively outstanding for this matter. The Company is accruing interest at an annual rate of 5.29% on the outstanding balance. The current balance of the accrued interest as of June 30, 2019 and December 31, 2018 was $2,522,332 and $2,363,192, respectively.

 Operating Lease

We currently lease virtual office space at 3773 Howard Hughes Parkway, Suite: 500 Las Vegas, NV 89169.  We pay an annual fee of $120 for this lease. During 2019, we intend to move the Company’s headquarters to Florida. There is also a location in Minnesota for Service 800, Inc. The current address of Service 800, Inc. is 2190 Wayzata Blvd, Long Lake Minnesota 55356. Service 800 rents its facilities under an operating lease agreement with Green Valley Associates., which is owned by the sole shareholder of the Company. The lease, which expires December 31, 2019, requires base monthly rents of $16,200, plus operating expenses. The lease automatically renews for an additional one year term unless terminated by either party. The effect of ASU No. 2016-02, Leases ( Topic 842) will not have a material effect on our financial statements unless we enter into new leases.

Tax Lien

On February 17, 2010, the Internal Revenue Service placed a federal tax lien of $756,711 and an additional $161,150 on June 14, 2010, against all of the property and rights to the property of BOOMj.com for unpaid federal payroll withholding taxes for the year ended December 31, 2009. The current amount outstanding including penalty and interest is $1,727,163, which is also inclusive of amounts outstanding for state tax related claims of $63,725. The accrued interest on the balance sheet related to this liability is $650,000 and $610,000 as of June 30, 2019 and December 31, 2018, respectively.

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

Convertible debt that is convertible into 117,825,683 and 333,333 shares of the Company’s common stock are not included in the computation, along with 250,000,000 and 250,000,000 of the Company’s preferred stock, for the six months ended June 30, 2019 and 2018, respectively, as the income share is negligible. Additionally, there are 16,666,667 and zero warrants that are exercisable into shares of stock as of June 30, 2019 and June 30, 2018, respectively, and there is an outstanding issue with Iliad, a former noteholder that claims warrants as being issued and outstanding that could result in 1,308,286 shares being issued. The Company is currently in negotiations over the issue.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three and six-month period ended June 30, 2019 and 2018:

Three and Six month periods ended June 30,

	2019	2018	2019	2018
Net Income (loss)	$(5,168,008)	$(427,706)	$(8,922,010)	$(1,140,882)
Weighted Average shares used for basic earnings per share	1,140,710,865	1,004,144,021	1,092,248,763	1,002,589,779

Incremental Diluted Shares*	-	-	-	-

Weighted average shares used for diluted earnings per share	1,140,710,865	1,004,144,021	1,092,248,763	1,002,589,776
Net Income (loss) per share:
Basic	$0.01	$0.00	$0.01	$0.00
Diluted	$0.01	$0.00	$0.01	$0.00

*The shares associated with convertible debt, preferred stock, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per common share).

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 13. ACQUISITIONS

Description of the Transactions

Service 800, Inc.

On March 4 ,2019 Jean Mork Bredeson, Founder and President of Service 800, Inc., received $1,890,000 in cash, a short term cash hold back of $210,000 and $2,100,000 in a three year 5.5% promissory note. The $2,100,000 promissory note is personally guaranteed by Geordan Pursglove Beyond Commerce’s President, CEO. On July 18, 2018 Jean Mork Bredeson received 2,000,000 shares of Beyond Commerce’s restricted common stock, and directed the issuance of 3,000,000 additional shares to three other individuals as part of the business combination as follows: On July 18, 2018 Allen Bredeson, Vice President of Marketing and Client Relations, received 1,000,000 shares of Beyond Commerce’s restricted common stock. Derick White, Vice President of Sales received 1,000,000 shares of Beyond Commerce’s restricted common stock, and Jeff Schwendinger, Vice President of Operations received 1,000,000 shares of Beyond Commerce’s restricted common stock. The effective date of this business combination between Beyond Commerce and Service 800, is February 28, 2019, when Beyond Commerce received 100% of Service 800 stock, assets consisting of the company’s website, customer lists, current customer base, and customer’s in the company’s pipeline and proprietary software.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on internal company evaluations at the date of acquisition:

Assets Acquired:
Prepaid expenses	$28,316
Property, plant and equipment	1,067,989
Intangible asset – customer list	4,053,892
Assets acquired	$5,150,197

Liabilities Assumed:
Accounts payable	$121,958
Outstanding checks	63,084
Other current liabilities	293,145
Liabilities assumed	$478,187

Net assets acquired	$4,672,010
Fair value of consideration given	$4,672,010

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Service 800, Inc. occurred on January 1, 2018:

	Six Months Ended
	June 30,
	2019	2018
Net Revenues	$2,460,891	$2,462,538
Net (loss) income from operations	(9,249,557)	(2,089,628)
Net (loss) income per share from operations	(0.01)	0.00
Weighted average number of shares – basic and diluted	1,092,248,763	1,002,589,779

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

PathUX,  LLC

On May 31, 2019 the three members Robert Bisson, Christian Schine, and Ryan Rich of PathUX, LLC, received and aggregate of 70,000,000 shares of Beyond Commerce’s restricted common stock valued at $427,000. The $427,000 is reflected as deposit on the acquisition of PathUX to be held in escrow pending the following alternatives, which would encompass the return of these shares:

i.Ninety (90) days after closing, Beyond Commerce, Inc. at the discretion of the former PathUX LLC members shall owe $1,000,000 to the three former members. The payment due date may be extended at the discretion of the Company for an additional ninety (90) days, for a total of one hundred eighty (180) days, through incremental cash payment aggregating $300,000 of additional monetary compensation.

ii.Company will also during this time period, and once again at the discretion of the former members, issue a $2,000,000 convertible promissory note, which carries a two year quarterly amortizing payment requirement of $317,068.40 starting on December 30, 2019, and an 8.0% interest rate. This note is fully amortized on June 30, 2021.

These contingent liabilities are presented on the Company’s financials as follow:

Short-term contingent acquisition liability	$ 1,951,205
Long-term contingent acquisition liability	1,048,795
Total contingent acquisition liability	$ 3,000,000

On June 4, 2019 Robert Bisson, received 31,500,000 shares of Beyond Commerce’s restricted common stock, Christian Schine received 31,500,000 shares of Beyond Commerce’s restricted common stock, and Ryan Rich, received 7,000,000 shares of Beyond Commerce’s restricted common stock. The effective date of this business combination between Beyond Commerce and PathUX LLC, is May 31, 2019, when Beyond Commerce received 100% of PathUX membership interest, assets consisting of the company’s website, customer lists, current customer base, and customer’s in the company’s pipeline and proprietary software.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on internal company evaluations at the date of acquisition:

Assets Acquired:
Cash	$9,066
Accounts receivable	16,327
Proprietary Software	1,063,441
Intangible asset – customer list	2,070,110
Assets acquired	$3,158,943

Accounts payable	$5,705
Other current liabilities	153,238
Liabilities assumed	$158,943

Net assets acquired	$3,000,000
Fair value of consideration given	$3,000,000

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of PathUX. occurred on January 1, 2018:

	Six Months Ended
	June 30,
	2019	2018
Net Revenues	$484,495	$727,633
Net (loss) income from operations	(8,817,648)	(1,127,367)
Net (loss) income per share from operations	(0.01)	0.00
Weighted average number of shares – basic and diluted	1,092,248,763	1,072,589,779

NOTE 14.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

During the six months ended June 30, 2019, the Company issued 144,999,876 shares valued at $1,248,393 for the conversion of certain debt and accrued interest into shares of our stock. During the second quarter of 2019 the Company issued 70,000,000 shares of its stock valued at $427,000 for the acquisition of PathUX.

NOTE 15.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words or expressions. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

PathUX Agreement

On May 31, 2019 we closed the acquisition of PathUX, LLC. which provides Cloud-based marketing automation software and supplements our strategic vision. The Company believes there are several opportunities for synergies and cross-selling and look forward to our future growth plans as one Entity. Path UX has a recurring revenue business model that offers a high degree of visibility, predictability and scale.

Headquartered in Westport, Connecticut, PathUX is a premiere software developer that specializes in the development of proprietary tools providing Cloud based marketing automation and analytics for their clients. With these tools, marketers can create precise audiences to deliver more relevant messages to their customers.

On June 4, 2019 Robert Bisson, received 31,500,000 shares of Beyond Commerce’s restricted common stock, Christian Schine received 31,500,000 shares of Beyond Commerce’s restricted common stock, and Ryan Rich, received 7,000,000 shares of Beyond Commerce’s restricted common stock. The effective date of this business combination between Beyond Commerce and PathUX LLC, is May 31, 2019, when Beyond Commerce received 100% of PathUX membership interest, assets consisting of the company’s website, customer lists, current customer base, and customer’s in the company’s pipeline and proprietary software.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED

June 30, 2019 and June 30, 2018.

Revenue

Revenue generated for the six months ended June 30, 2019 was $1,748,885 as we began reporting revenue being created from both the Service 800 acquisition which was closed on March 4, 2019 and was effective February 28, 2019 and the PathUX acquisition which closed on May 31, 2019, compared to no revenue from the comparable six month period in 2018.

Operating Expenses

For six months end June 30, 2019, operating expenses were $2,696,269 and for the six months ended June 30, 2018, operating expenses were $940,042. The significant increase is mainly attributable to the Service 800 and PathUX acquisitions and the related costs associated with this operation. There was a $510,512 increase in cost of goods sold compared to zero in the comparable period. Payroll increased $762,368 from $180,000 to $942,368 during the six months ended June 30, 2018 and 2019, respectively, due to the Service 800 and PathUX employee addition, and general and administrative costs increased $421,750 once again due to the Service 800 and PathUX additions. The significant decrease was in professional fees as the Company reduced these types of expenditures by $152,470 due to less utilization.

Non-operating income (expense)

The Company reported non-operating expense of $7,974,626 during the six months ended June 30, 2019, an increase of $7,773,786 compared to $200,840 during the six months ended June 30, 2018, mainly attributable to the changes in the derivative liability and debt fees associated with the Discover Growth Fund Note, along with an increase in interest expense of $204,734 due to the increase in debt level.

Net Income (loss)

For six months end June 30, 2019, the Company incurred a net loss of $8,922,010 as compared to a net loss of $1,140,882 for six months end June 30, 2018, which was primarily due to a loss on derivative related income from the changes in liability and debt fees associated with the Discover Growth Fund Note. As of June 30, 2019, the Company had an accumulated deficit of $51,684,690 and as of December 31, 2018, the Company had an accumulated deficit of $42,762,860.

June 30, 2019 and June 30, 2018.

Revenue

Revenue generated for the three months ended June 30, 2019 was $1,284,971 as we began reporting revenue being created from both the Service 800 acquisition which was closed on March 4, 2019 and was effective February 28, 2019 and the PathUX acquisition which closed on May 31, 2019, compared to no revenue from the comparable three month period in 2018.

Operating Expenses

For three months end June 30, 2019, operating expenses were $1,917,336 and for the three months ended June 30, 2018, operating expenses were $326,436. The significant increase is mainly attributable to the Service 800 and PathUX acquisitions and the related costs associated with this operation. There was a $398,457 increase in cost of goods sold compared to zero in the comparable period. Payroll increased $575,648 from $90,000 to $665,648 during the three months ended June 30, 2018 and 2019, respectively, due to the Service 800 and PathUX employee addition, and general and administrative costs increased $309,473 once again due to the Service 800 and PathUX additions.

Non-operating income (expense)

The Company reported non-operating expense of $4,535,643 during the three months ended June 30, 2019, an increase of $4,434,373 compared to $101,270 during the three months ended June 30, 2018, mainly attributable to the changes in the derivative liability and debt fees associated with the Discover Growth Fund Note.

Net Income (loss)

For three months end June 30, 2019, the Company incurred a net loss of $5,168,008 as compared to a net loss of $427,706 for three months end June 30, 2018, which was primarily due to a loss on derivative related income from the changes in liability and debt fees associated with the Discover Growth Fund Note.

Plan of Operations

We are an early stage corporation that intends to operate as an IMT&S provider.  We have only recently began generating income from our business.  As of June 30, 2019, we currently have $120,615 cash on hand. Upon the effectiveness of the Company’s registration statement, we received $2,000,000 from Discover in accordance with our securities purchase agreement.  At such time, we had sufficient capital to satisfy our cash requirements to close on our acquisition of Service 800, Inc.  However, we believe we will require additional funds of approximately $1,155,000 to satisfy our cash requirements as we implement our business plan and operate our business.  This capital will be used to build out our infrastructure, to provide for the payment of advisory and accounting services, legal, lease of our office space and anticipated up-listing fees to a national securities exchange. However, there can be no assurance that we will qualify for either exchange or that our application will be approved.

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

As of June 30, 2019, we had an accumulated deficit of $51,684,690.  Since we discontinued operations in 2012 the continuity of our future operations is dependent upon our ability to increase sales and brand awareness. These conditions raise substantial doubt about our ability to continue as a going concern.  We intend to continue relying upon the issuance of debt and equity securities to finance our operations.  In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing.  However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital, that there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable.  Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $1,666,315 and $79,890 as of June 30, 2019 and December 31, 2018, respectively.  Current assets would consist primarily of cash, accounts receivable and other assets. The Company had a $51,684,690 accumulated deficit on its balance sheet as of June 30, 2019.

We had total current liabilities of $21,950,824 and $14,404,293 as of June 30, 2019 and December 31, 2018, respectively.  Current liabilities consisted primarily of the derivative liability, accounts payable, accrued payroll and payroll taxes, contingent acquisition liabilities, related party debt, convertible debt and interest, and the accrued interest, and principal due to Mr. Pursglove’s July 2011 Judgment. The increase in our current liabilities is attributable to accrued interest, salary accruals and short-term debt incurred as part of the Service 800 and PathUX acquisitions of approximately $ 3,613,733.

We had a working capital deficit of $20,284,509 and $14,324,403 as of June 30, 2019 and December 31, 2018, respectively.  This increase of $5,960,106, or 41.6%, resulted primarily from the increase of certain liabilities as we begin to execute our plan along with short-debt and acquisition contingency associated with the Service 800 and PathUX acquisitions.

Cash Flow from Operating Activities

For the six months ended June 30, 2019 and 2018, cash provided by (used in) operating activities was $54,821 and ($50,000), respectively. This increase is mainly attributable to the Service 800 and PathUX acquisitions.

Cash Flow from Investing Activities

For the six months ended June 30, 2019 and 2018, cash provided by (used in) investing activities was (2,014,096) and $0, respectively, which represents cash used in the Service 800 transaction.

Cash Flow from Financing Activities

For the six months ended June 30, 2019 and 2018, cash provided by (used in) financing activities was $2,000,000 and $100,000, respectively, which represents cash from the Discover Growth Fund LLC.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the six months ended June 30, 2019.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on April 12, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Membership Interest Purchase Agreement by and among Path UX, LLC and its Members and Beyond Commerce, Inc., dated May 31, 2019	8-K	10.1	08/01/2019

10.2	Promissory Note dated May 31, 2019	8-K	10.2	08/01/2019

10.3	Security Agreement by and between the Company and Path UX, LLC and its Members	8-K	10.3	08/01/2019

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.				X

32.1*	Section 1350 Certification of Principal Executive Officer.				X

101.INS	XBRL Instance.				X

101.XSD	XBRL Schema.				X

101.PRE	XBRL Presentation.				X

101.CAL	XBRL Calculation.				X

101.DEF	XBRL Definition.				X

101.LAB	XBRL Label.				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beyond Commerce, Inc.

Dated: August 14, 2019	By:	/s/ Geordan Pursglove
Geordan Pursglove, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)