Form 10-Q
period 2019-09-30
Beyond Commerce, Inc.
filed 2019-11-14
CIK 1386049

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2019

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

(702) 675-8022

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 13, 2019, the registrant had outstanding 1,434,004,678 shares of common stock.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS21

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.26

ITEM 4. CONTROLS AND PROCEDURES26

PART II – OTHER INFORMATION27

ITEM 1. LEGAL PROCEEDINGS.27

ITEM 1A. RISK FACTORS.27

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.27

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.28

ITEM 4. MINE SAFETY DISCLOSURES.28

ITEM 5. OTHER INFORMATION.28

ITEM 6. EXHIBITS.28

SIGNATURES29

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond Commerce, Inc.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTH PERIODS ENDED

SEPTEMBER 30, 2019 & 2018

BEYOND COMMERCE, INC.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash & cash equivalents	$283,726	$79,890
Accounts receivable, net	1,156,179	-
Other current assets	123,521	-
Acquisition deposit	427,000	-
Total current assets	1,990,425	79,890

Property, equipment, and software - net	1,953,029	-
Intangible asset	5,771,524	-
Deposit in Service 800, Inc.	-	572,000

	$9,714,979	651,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$470,793	$79,833
Other current liabilities	853,738	639,709
Accrued payroll & related items	2,540,870	1,924,395
Derivative liability	2,263,167	2,480,543
Accrued payroll taxes	1,077,163	1,077,163
Short-term borrowings – net of discount	2,460,983	81,136
Short-term contingent acquisition liability	1,951,205	-
Short-term borrowings- related party	54,000	-
Pursglove Judgment payable – accrued interest	-	2,363,192
Pursglove Judgment payable	-	5,758,322
Total current liabilities	11,671,919	14,404,293
Long-term borrowings – net of discount	2,100,000
Long-term contingent acquisition liability	1,048,795	-

Total liabilities	14,820,714	14,547,771

Commitments and Contingencies

Mezzanine Equity:
Preferred stock, $0.001 par value of 250,000,000 shares authorized and 250,000,000 shares issued and outstanding, respectively.	250,000	250,000
Stockholders Equity:
Common stock, $0.001 par value, 1,900,000,000 shares authorized, 1,434,004,678 and 1,017,450,000 issued and outstanding as of September 30, 2019 and at December 31, 2018, respectively.	1,434,004	1,017,450
Additional paid in capital	43,086,434	27,599,349
Accumulated deficit	(49,876,173)	(42,762,680)
Total stockholders' deficit	(5,105,735)	(13,895,881)

Total liabilities and stockholders' deficit	$9,714,979	$651,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE & NINE-MONTH PERIODS ENDED SEPTEMBER 30,

UNAUDITED

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Revenues	$1,807,928	$ -	$3,556,813	$-

Operating expenses
Cost of revenue	752,161	-	1,262,672	-
Selling, general and administrative	422,906	69,084	873,014	97,442
Payroll expense	545,518	90,000	1,487,886	270,000
Professional Fees	295,921	115,132	789,082	846,817
Depreciation and amortization	294,982	-	508,869	-
Total operating expenses	2,311,488	274,217	4,921,523	1,214,259

Loss from operations	(503,560)	(274,217)	(1,364,710)	(1,214,259)

Non-operating income (expense)
Interest expense	(215,485)	(523,415)	(621,059)	(724,255)
Amortization of debt discount	(357,896)	(53,067)	(1,346,763)	(53,067)
Derivative related expenses	(240,918)	(227,469)	(1,827,418)	(227,469)
Change in derivative liability	3,126,376	(24,337)	(1,953,543)	(24,337)
Total non-operating income (expense)	2,370,141	(828,288)	(5,748,783)	(1,029,128)

Provision for income tax	-	-	-	-

Net income (loss)	$1,808,517	$(1,102,505)	$(7,113,493)	$(2,243,387)

Net income (loss) per common share-basic and diluted	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average shares of capital outstanding – basic	1,343,286,588	1,010,330,434	1,176,847,590	1,005,198,351

Weighted average shares of capital outstanding – diluted	3,537,230,397	1,010,330,434	1,176,847,590	1,005,198,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,

(Unaudited)

	2019	2018
Net loss	$(7,113,493)	$(2,243,387)

Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	303,925	578,680
Loss on derivative at note inception	2,266,224	227,469
Amortization of debt discount	1,346,763	53,067
Depreciation and amortization	508,869	-
Change in derivative liability	1,953,543	24,337
Debt financing fees	-	217,391
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	93,977	-
(Increase) decrease in other current assets	(28,004)	-
Increase (decrease) in accounts payable	(29,848)	148,402
Increase (decrease) in payroll liabilities	410,506	370,000
Increase (decrease) in other current liabilities	505,470	241,120
Net cash provided by (used in) in operating activities.	$217,932	$(382,921)

Cash flows from investing activities:
Acquisition of property and equipment	(2,218,201)	-
Deposit for investment	-	(100,000)
Cash acquired in acquisition	204,105	-
Net cash used in investing activities	$(2,014,096)	(100,000)

Cash flows from financing activities:
Repayment of Convertible Notes	-	(150,000)
Cash receipts from notes payable	2,000,000	700,000
Net cash provided by financing activities	2,000,000	550,000

Net increase in cash and cash equivalents	203,836	67,079

Cash and cash equivalents, beginning balance	79,890	-
Cash and cash equivalents, ending balance	$283,726	$67,079
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$1,778,592	$-
Notes issued in relation to Service 800 acquisition	$2,000,000	$-
Purchase Price holdback note on Service 800 acquisition	$210,000	$-
Purchase price allocation note on Service 800 acquisition	$1,233,828	$-
Stock issued for acquisition deposit of PathUX	$427,000	$-
Related party debt forgiveness	$8,360,224	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid in Capital	Deficit	Equity
Balance, December 31, 2017	1,000,000,000	$1,000,000	$25,941,352	$(38,466,441)	$(11,275,089)
Common stock issued for services	3,500,000	3,500	451,500	-	455,000
Net loss	-	-	-	(713,176)	(713,176)
Balance, March 31, 2018	1,003,500,000	$1,003,500	$26,392,852	$(39,179,617)	$(11,533,265)
Common stock issued for services	1,450,000	1,450	122,230	-	123,680
Net loss	-	-	-	(1,140,882)	(1,140,882)
Balance, June 30, 2018	1,004,950,000	$1,004,950	$26,515,082	$(39,607,323)	$(11,837,291)
Common stock issued for accounts payable conversion	4,000,000	4,000	373,600	-	377,600
Common stock issued for acquisition	5,000,000	5,000	467,000		472,000
Net loss	-	-	-	(1,102,506)	(1,102,506)
Balance, September 30, 2018	1,013,950,000	$1,013,950	$27,355,682	$(40,709,829)	$(12,090,197)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid in Capital	Deficit	Equity
Balance, December 31, 2018	1,017,450,000	$1,017,450	$27,599,349	$(42,762,680)	$(13,895,881)
Extinguishment of derivative liabilities on conversion	-	-	3,872,545	-	3,872,545
Warrants issued with debt	-	-	696,850	-	696,850
Common stock issued for debt conversion	62,472,003	62,472	998,014	-	1,060,486
Common stock issued for interest conversion	5,507,873	5,508	90,399	-	95,907
Net loss				(3,754,002)	(3,754,002)
Balance, March 31, 2019	1,085,429,876	$1,085,430	$33,257,157	$(46,516,682)	$(11,924,095)
Common stock issued for debt conversion	64,482,327	64,482	12,538	-	77,020
Common stock issued for interest	12,537,673	12,538	2,442	-	14,980
Stock issued for acquisition	70,000,000	70,000	357,000	-	427,000
Stock Issued for services	10,825,000	10,825	293,100	-	303,925
Extinguishment of derivative liabilities on conversion	-	-	464,501	-	464,501
Net loss				(5,168,008)	(5,168,008)
Balance, June 30, 2019	1,243,274,876	$ 1,243,275	$ 34,386,738	$ (51,684,690)	$ (15,804,677)
Common stock issued for debt conversion	190,729,802	190,729	44,850	-	235,579
Debt forgiveness	-	-	8,360,224	-	8,360,224
Extinguishment of derivative liabilities on conversion	-	-	294,622	-	294,622
Net loss				1,808,517	1,808,517
Balance, September 30, 2019	1,434,004,678	$ 1,434,004	$ 43,086,343	$ (49,876,173)	$ (5,105,735)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Beyond Commerce, Inc. (the “Company”,”BCI” and “we”), has a planned business objective to develop, acquire, and deploy disruptive strategic software technology and market-changing business models through selling our own products and the acquisitions of existing companies. We plan to offer a cohesive digital product and services platform to provide our future clients with a single point of contact for all their internet marketing technology and services (IMT&S) and information management (IM) initiatives.

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

Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the periods ended September 30, 2019 and 2018 included herein have been prepared by management and are unaudited. Such condensed financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2019.

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

NOTE 2. SELECTED ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the nine (9) months ended September 30, 2019 and 2018, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2018 and 2017, respectively, which are included in the Company’s December 31, 2018 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 12, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine (9) months ended September 30, 2019 are not necessarily indicative of results for the entire year ending December 31, 2019.

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

Fair Value of Financial Instruments

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Management considers all of its derivative liabilities to be Level 3 liabilities. At September 30, 2019 and December 31, 2018, the Company had outstanding derivative liabilities, including those from related parties of $2,263,167 and $2,480,543 respectively.

Revenue Recognition

The Company recognize revenue in accordance with FASB ASC Subtopic 606-10, Revenue Recognition. We recognize revenue as we transfer control of deliverables (products, solutions and services) to our customers in an amount reflecting the consideration to which we expect to be entitled. To recognize revenue, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. We account for a contract based on the terms and conditions the parties agree to, the contract has commercial substance and collectability of consideration is probable. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience.

The majority of the Company’s revenue is generated by the completion of a survey. Revenue is recognized and customers are billed at the point in time a survey occurs or when a related service is complete. The Company may require a deposit from new customers for set up costs or as down payments. These amounts are not significant to the financial statements

Accounts receivable

The Company’s accounts receivable arise primarily from the sale of the Company’s products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for September 30, 2019 and September 30, 2018, respectively.

Property and Equipment

Property and equipment are carried at cost, and are being depreciated using the straight-line over the estimated useful lives as follows:

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Valuation of Derivative Instruments

ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on debt extinguishment. Management used the following inputs to value the Derivative Liabilities for the periods ended September 30, 2019 and December 31, 2018 respectively: September 30, 2019 – Derivative Liability – Expected Term : 10 months to 1 year, Exercise price : $0.00066-$0.001 , Expected volatility : 177.67% to 182.79%, Expected dividends : None, Risk-free rate : 1.75%. For December 31, 2018 – Derivative Liability – Expected Term : 8 month to 2 years, Exercise price: $0.012 - $0.07466, Expected dividends – none, Risk-free rate : 2.48% to 2.70%.

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

Impairment of Long-lived Assets

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-21, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During the nine month periods ended September 30, 2019 and 2018, the Company did not recognize any impairment charges.

Reclassifications

We may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Stock Based Compensation

During the nine months ended September 30, 2019 and 2018, the Company did not issue any stock options for employee compensation. The former stock based compensation plan expired on September 11, 2018.  There is $303,925 of stock issued for services.

Recent Accounting Pronouncements

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

The standard was effective for us beginning January 1, 2019. The standard may have a material impact on our balance sheets in the future if we enter into new leases, but will not have a material impact on our statement of operations. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and is expected to be implemented in our December 31, 2019 year end statements, if we enter into new leases.

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

The Company will continue to monitor these emerging issues to assess any potential future impact on its financial statements. The Company has taken the position that any future standards will not be disclosed to the extent they are not material to our operations.

NOTE 3. GOING CONCERN

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because of recent events, no certainty of continuation can be stated. The accompanying condensed consolidated financial statements for September 30, 2019 and 2018 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

NOTE 4 - PROPERTY, SOFTWARE AND COMPUTER EQUIPMENT

Property and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

	2019	2018
Office and computer equipment	$788,918	$-
Furniture and fixtures	102,297	-
Software	1,167,466	-
Vehicles	27,172	-
Total property, software and computer equipment	2,085,853	-
Less: accumulated depreciation	(132,824)	-
	$1,953,029	$-

Depreciation expense for the three and nine months ended September 30, 2019 was $56,925, and $ 132,824 respectively, compared to $0 for the same periods in 2018.

NOTE 5 – Intangible Assets

Intangible assets of the Company at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, December 31,
	2019	2018
Customer relationships	$6,114,086	$-
Less: accumulated amortization	(342,562)	-
Total intangible assets	$5,771,524	$-

Amortization expense for the three and nine months ended September 30, 2019 was $103,371 and $ 241,358 respectively, compared to $0 for the same periods in 2018.

NOTE 6.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
	2019	2018
Accrued interest - notes	$183,738	$29,709
Accrued interest – internal revenue service	670,000	610,000
Total other current liabilities	$853,738	$639,709

NOTE 7.  SHORT AND LONG TERM BORROWINGS

On September 14, 2018, the Company issued a short-term convertible note payable for $50,000.  The note was originally due on February 14, 2019 and bears interest at a rate of 15% per annum.  The note is convertible into shares of common stock at $0.10 per share. The company is currently negotiating an extension with the noteholder, and has paid $5,000 as a principal payment during the quarter. This note is currently past due and is being negotiated to cure, nevertheless this note has no default provisions.

Short-term and Long-term borrowings, excluding acquisition related, consist of the following:	September 30,	December 31,
Short term debt;	2019	2018
Convertible Promissory Notes, bearing an annual interest rate of 15% secured, due 02/14/2019	45,000	50,000
Convertible Promissory Notes, bearing an annual interest rate of 12% secured, due 08/27/2019	199,181	250,000
Convertible Promissory Notes, bearing an annual interest rate of 15% secured, due 08/07/2020	1,517,063	-
Total short term debt	1,761,244	300,000

Long term debt;
Convertible Promissory Notes, bearing an annual interest rate of 15% secured, due 08/07/2020	-	717,391
Total short-term and long-term borrowings, before debt discount	1,761,244	1,017,391
Less debt discount	(872,101)	(792,777)
Total short-term and long-term borrowings, net	$889,143	$224,614

Short-term and Long-term borrowings, acquisition related, consist of the following:
Short-term borrowings – net of discount – acquisition related	1,571,840	81,136
Long-term borrowings – net of discount – acquisition related	2,100,000	143,478
Total short-term and long-term borrowings – acquisition related	$3,671,840	$224,614

Total short-term and long-term borrowings	889,143	224,614
Total short-term and long-term borrowings – Acquisition related	3,671,840	-
Total short-term and long-term borrowings	$4,560,983	$224,614

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

On November 27, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 27, 2018, in the amount of $250,000. The lender was Auctus Fund LLC. The notes have a maturity of August 27, 2019 and interest rate of 12% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company is currently negotiating an extension with the noteholder as it is currently past due. As a result of a default provision, the interest rate has increased to 24%.

NOTE 8.  ACQUISITION RELATED SHORT AND LONG TERM BORROWINGS

Short-term and Long-term borrowings, acquisition related, consist of the following:	September 30,	December 31,
Short term debt; acquisition related;	2019	2018
Short term note – Jean Mork Bredeson Cash deficit holdback	210,000	-
Short Term note – Jean Mork Bredeson Purchase allocation	1,361,840	-
Total short-term debt, acquisition related	1,571,840	-

Long term debt; acquisition related;
Promissory Note – Jean Mork Bredeson, interest rate of 5.5%, due 2/28/2022	2,100,000	-
Total short-term and long-term borrowings, before debt discount	3,671,840	-
Less debt discount	-	-
Total short-term and long-term borrowings, acquisition related	$3,671,840	$-

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

As a component of the Service 800 transaction, in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson, a $210,000 amount was held out until May 30, 2019 and continues to be outstanding. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $1,361,840 during the first three quarters.

NOTE 9.  COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

As of September 30, 2019, our authorized capital stock consisted of 1,900,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2019, there were 1,434,004,678 issued and outstanding shares of common stock. During the nine months ended September 30, 2019 the Company issued 335,729,678 shares valued at $1,778,592 for the conversion of certain debt and accrued interest into shares of our stock. Also, during these nine months the Company issued 70,000,000 shares valued at $427,000, which was based on the stock price for our stock on the date of the close, in relation to the acquisition of PathUX and 10,825,000 shares valued at $303,925 for services provided in lieu of cash.

Preferred Stock

We are authorized to issue up to 250,000,000 shares of our “blank check” preferred stock, par value of $0.001. Effective July 27, 2017, we designated 250,000,000 of our “blank check” preferred shares as Series A Preferred Stock, all of which are issued and outstanding. Each share of Series A Preferred Stock entitles its holder to (i) cumulative, non-participating dividends in preference and priority to any declaration or payment of a dividend on any of the Company’s common stock, at a rate of 12% per annum, and (ii) three

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

times (3x) voting preference over common stock.  As of September 30, 2019, and December 31, 2018, there were 250,000,000 issued and outstanding shares of preferred stock.

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

Pursuant to the terms of the Discover Growth Fund SPA, we issued to Discover warrant to purchase up to 16,666,667 shares of our common stock upon the subsequent funding of the remaining $2,000,000 which occurred on February 28, 2019, exercisable beginning on the nine (9) month anniversary from the date of issuance for a period of three (3) years at an exercise price of $0.15 per share (the “Warrant”). In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model, and based on the relative fair value of the warrant and cash received, we recorded a debt discount on the note principle of $696,850. Management used the following inputs to value the Discover Warrants by Expected Term – 3 years, Exercise Price - $0.15, Expected Volatility- 388.94%, Expected dividends – None, and Risk-Free Rate – 2.54%

 NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Matters

In 2008 the Company filed suit against its former co-founder, President, Chief Executive Officer George Pursglove for breach of confidentiality and non-compete while employed and also postemployment, breach of fiduciary duty and other matters, and the Company was seeking to enforce certain non-compete agreements.  The former CEO subsequently counter-sued the Company for breach of contract, breach of implied covenant of good faith and fair dealing and other matters.  The former CEO was seeking to be awarded $75,000 in cash plus at least 3.3 million shares of stock of the Company.  On July 28, 2011, the Company received a jury verdict ordering and adjudging in Case Number 2:08-cv-00496-KJD-LRL where BOOMj.com was the Plaintiff and the former CEO was the Defendant & Counterclaimant, that a judgment be entered in favor of the Defendant and Counterclaimant against the Plaintiff, BOOMj.com, in the amount of $20,775 for damages as to the claim for failure to pay wages, $3,000,000 for damages as to the conversion claim, and $3,000,000 for punitive damages. This judgement was forgiven during the third quarter 2019 and the relative liabilities were extinguished. As of September30, 2019 and December 31, 2018 there was an outstanding principle balance of $0 and $5,758,332, respectively outstanding for this matter. The debt was forgiven by the Pursglove Estate, after it had been determined that it was in the best interest of the estate to not exhaust its resources in accordance with the required collection efforts.

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

Tax Lien

On February 17, 2010, the Internal Revenue Service placed a federal tax lien of $756,711 and an additional $161,150 on September 14, 2010, against all of the property and rights to the property of BOOMj.com for unpaid federal payroll withholding taxes for the year ended December 31, 2009. The current amount outstanding including penalty and interest is $1,727,163, which is also inclusive of amounts outstanding for state tax related claims of $63,725. The accrued interest on the balance sheet related to this liability is $670,000 and $610,000 as of September 30, 2019 and December 31, 2018, respectively.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

On May 8, 2019, the Company issued a short-term convertible note payable for $54,000.  The note had a sixty day term which was due on July 8, 2019 and bears interest at a rate of 15% per annum.  The company is currently negotiating an extension with the noteholder as it is currently past due, however the note has no default provisions.

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

Convertible debt that is convertible into 101,137,509 and 333,333 shares of the Company’s common stock are not included in the computation, along with 250,000,000 and 250,000,000 of the Company’s preferred stock, for the three and nine months ended September 30, 2019 and 2018, respectively. Additionally, there are 16,666,667 and zero warrants that are exercisable into shares of stock as of September 30, 2019 and September 30, 2018, respectively, and there is an outstanding issue with Iliad, a former noteholder that claims warrants as being issued and outstanding that could result in 1,308,286 shares being issued. The Company is currently in negotiations over the issue. As warrants are exercisable above the current market rate, they would be excluded from any dilute share calulations.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three and nine-month period ended September 30, 2019 and 2018:

	Nine-month period ended September 30,			Three-month period ended September 30,
	2019		2018	2019		2018
Net income (loss)	$(7,113,493)		$(2,243,387)	$1,808,517		$(1,102,505)

Weighted average shares used for basic earnings per share	1,176,847,590		1,005,198,351	1,343,286,588		1,010,330,434

Incremental diluted shares	-	*	-		2,193,943,809	-	*

Weighted average shares used for diluted earnings per share	1,176,847,590		1,005,198,351	3,537,230,397		1,010,330,434

Net income (loss) per share:
Basic	$(0.01)		$(0.00)	$0.00		$(0.00)

Diluted	$(0.01)		$(0.00)	$0.00		$(0.00)

*The shares associated with convertible debt, preferred stock, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per common share).

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 13. ACQUISITIONS

Description of the Transactions

Service 800, Inc.

On March 4, 2019 Jean Mork Bredeson, Founder and President of Service 800, Inc., received $1,890,000 in cash, a short term cash hold back of $210,000 and $2,100,000 in a three year 5.5% promissory note. The $2,100,000 promissory note is personally guaranteed by Geordan Pursglove Beyond Commerce’s President, CEO. On July 18, 2018 Jean Mork Bredeson received 2,000,000 shares of Beyond Commerce’s restricted common stock, and directed the issuance of 3,000,000 additional shares to three other individuals as part of the business combination as follows: On July 18, 2018 Allen Bredeson, Vice President of Marketing and Client Relations, received 1,000,000 shares of Beyond Commerce’s restricted common stock. Derick White, Vice President of Sales received 1,000,000 shares of Beyond Commerce’s restricted common stock, and Jeff Schwendinger, Vice President of Operations received 1,000,000 shares of Beyond Commerce’s restricted common stock. The effective date of this business combination between Beyond Commerce and Service 800, is February 28, 2019, when Beyond Commerce received 100% of Service 800 stock, assets consisting of the company’s website, customer lists, current customer base, and customer’s in the company’s pipeline and proprietary software.

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

PathUX, LLC

On May 31, 2019, Robert Bisson, Christian Schine, and Ryan Rich, the three members of PathUX, LLC, received an aggregate of 70,000,000 shares of Beyond Commerce’s restricted common stock, valued at $427,000. The $427,000 is reflected as deposit on the acquisition of PathUX to be held in escrow pending the following alternatives, which would encompass the return of these shares:

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

On June 4, 2019, Robert Bisson, received 31,500,000 shares of Beyond Commerce’s restricted common stock, Christian Schine received 31,500,000 shares of Beyond Commerce’s restricted common stock, and Ryan Rich, received 7,000,000 shares of Beyond Commerce’s restricted common stock. The business combination between Beyond Commerce and PathUX LLC, became effective May 31, 2019, when Beyond Commerce received 100% of PathUX’s membership interests. PathUX’s assets consist of the company’s website, customer lists, current customer base, and customer’s in the company’s pipeline and proprietary software.

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Service 800 Inc, and PathUX. occurred on January 1, 2018:

	Nine Months Ended
	September 30,
	2019	2018
Net Revenues	$4,753,242	$1,348,994
Net (loss) income from operations	(7,477,625)	(1,148,870)
Net (loss) income per share from operations	(0.01)	(0.00)
Weighted average number of shares – basic and diluted	1,176,847,590	1,004,144,021

NOTE 14.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements, other than the following : On October 1, 2019 a shareholder cancelled 100 Series A Preferred Shares and the number of authorized preferred Series A shares were reduced to 249,999,900. The board then authorized the designation of 51 shares as Series B Preferred Stock, with the remaining 49 shares undesignated, On October 2, 2019. the board issued 20 shares of Series B Preferred Stock to Geordan Pursglove.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED

Ninc months ended September 30, 2019 and September 30, 2018.

Revenue

Revenue generated for the nine months ended September 30, 2019 was $3,556,813 as we began reporting revenue being created from both the Service 800 acquisition which was closed on March 4, 2019 and was effective February 28, 2019 and the PathUX acquisition which closed on May 31, 2019, compared to no revenue from the comparable nine month period in 2018.

Operating Expenses

For nine months end September 30, 2019, operating expenses were $4,921,523 and for the nine months ended September 30, 2018, operating expenses were $1,214,259. The significant increase is mainly attributable to the Service 800 and PathUX acquisitions and the related costs associated with this operation. There was a $1,262,672 increase in cost of goods sold compared to zero in the comparable period. Payroll increased $1,217,886 from $270,000 to $1,487,886 during the nine months ended September 30, 2018 and 2019, respectively, due to the Service 800 and PathUX employee addition, and general and administrative costs increased $775,572 once again due to the Service 800 and PathUX additions. The significant decrease was in professional fees as the Company reduced these types of expenditures by $57,735 due to less utilization.

Non-operating income (expense)

The Company reported non-operating expense of $5,748,783 during the nine months ended September 30, 2019, an increase of $4,719,655 compared to $1,029,128 during the nine months ended September 30, 2018, mainly attributable to the changes in the derivative liability and debt fees associated with the Discover Growth Fund Note.

Net Income (loss)

For nine months end September 30, 2019, the Company incurred a net loss of $7,113,493 as compared to a net loss of $2,243,387 for nine months end September 30, 2018, which was primarily due to a loss on derivative related income from the changes in liability and debt fees associated with the Discover Growth Fund Note. As of September 30, 2019, the Company had an accumulated deficit of $49,876,173 and as of December 31, 2018, the Company had an accumulated deficit of $42,762,680.

Three months ended September 30, 2019 and September 30, 2018.

Revenue

Revenue generated for the three months ended September 30, 2019 was $1,807,928 as we began reporting revenue being created from both the Service 800 acquisition which was closed on March 4, 2019 and was effective February 28, 2019 and the PathUX acquisition which closed on May 31, 2019, compared to no revenue from the comparable three month period in 2018.

Operating Expenses

For three months end September 30, 2019, operating expenses were $2,311,488 and for the three months ended September 30, 2018, operating expenses were $274,217. The significant increase is mainly attributable to the Service 800 and PathUX acquisitions and the related costs associated with this operation. There was a $752,161 increase in cost of goods sold compared to zero in the comparable period. Payroll increased $455,518 from $90,000 to $545,518 during the three months ended September 30, 2018 and 2019, respectively, due to the Service 800 and PathUX employee addition, and general and administrative costs increased $353,821 once again due to the Service 800 and PathUX additions.

Non-operating income (expense)

The Company reported non-operating income of $2,312,077 during the three months ended September 30, 2019, an increase of $3,140,365 compared to expense of $828,288 during the three months ended September 30, 2018, mainly attributable to the changes in the derivative liability and debt fees associated with the Discover Growth Fund Note.

Net Income (loss)

For three months end September 30, 2019, the Company incurred a net income of $1,808,517 as compared to a net loss of $1,102,505 for three months end September 30, 2018, which was primarily due to derivative-related income from the changes in liability and debt fees associated with the Discover Growth Fund Note.

Plan of Operations

We are an early stage corporation that intends to operate as an IMT&S provider.  We have only recently began generating income from our business.  As of September 30, 2019, we currently have $283,726 cash on hand. Upon the effectiveness of the Company’s registration statement, we received $2,000,000 from Discover in accordance with our securities purchase agreement.  At such time, we had sufficient capital to satisfy our cash requirements to close on our acquisition of Service 800, Inc.  However, we believe we will require additional funds of approximately $1,155,000 to satisfy our cash requirements as we implement our business plan and operate our business.  This capital will be used to build out our infrastructure, to provide for the payment of advisory and accounting services, legal, lease of our office space and anticipated up-listing fees to a national securities exchange. However, there can be no assurance that we will qualify for either exchange or that our application will be approved.

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

As of September 30, 2019, we had an accumulated deficit of $49,876,173.  Since we discontinued operations in 2012 the continuity of our future operations is dependent upon our ability to increase sales and brand awareness. These conditions raise substantial doubt about our ability to continue as a going concern.  We intend to continue relying upon the issuance of debt and equity securities to finance our operations.  In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing.  However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital, that there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable.  Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $1,990,425 and $79,890 as of September 30, 2019 and December 31, 2018, respectively.  Current assets would consist primarily of cash, accounts receivable and other assets. The Company had a $49,876,173 accumulated deficit on its balance sheet as of September 30, 2019.

We had total current liabilities of $11,671,919 and $14,404,293 as of September 30, 2019 and December 31, 2018, respectively.  Current liabilities consisted primarily of the derivative liability, accounts payable, accrued payroll and payroll taxes, contingent acquisition liabilities, related party debt, convertible debt and interest, and the accrued interest, and principal due to Mr. Pursglove’ July 2011 Judgment. The increase in our current liabilities is attributable to accrued interest, salary accruals and short-term debt incurred as part of the Service 800 and PathUX acquisitions of approximately $ 7,445,534. The decrease in short term liabilities was due to the debt forgiveness of the Pursglove liabilities of $8,360,224.

We had a working capital deficit of $9,681,494 and $14,324,403 as of September 30, 2019 and December 31, 2018, respectively.  This decrease of $4,642,909, or 32.0%, resulted primarily from the increase of certain liabilities as we begin to execute our plan along with short-debt and acquisition contingency associated with the Service 800 and PathUX acquisitions offset by the liability reduction of the Pursglove obligation of $8,360,224.

Cash Flow from Operating Activities

For the nine months ended September 30, 2019 and 2018, cash provided by (used in) operating activities was $217,932 and ($382,921), respectively. This increase is mainly attributable to the Service 800 and PathUX acquisitions.

Cash Flow from Investing Activities

For the nine months ended September 30, 2019 and 2018, cash provided by (used in) investing activities was ($2,014,096) and ($100,000) respectively, which represents cash used in the Service 800 transaction.

Cash Flow from Financing Activities

For the nine months ended September 30, 2019 and 2018, cash provided by (used in) financing activities was $2,000,000 and $550,000, respectively, which represents cash from the Discover Growth Fund LLC.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the nine months ended September 30, 2019.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect, other than as set forth below.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on April 12, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than described below, there were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K.

On July 10, 2019, the Company issued 27,900,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On July 10, 2019, the Company issued 15,000,000 shares of common stock to Auctus Fund LLC following the conversion of debt and interest held by Auctus Fund.

On July 29, 2019, the Company issued 27,829,802 shares of common stock to Auctus Fund LLC following the conversion of debt and interest held by Auctus Fund.

On July 30, 2019, the Company issued 10,000,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On August 13, 2019, the Company issued 10,000,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On August 20, 2019, the Company issued 10,000,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On August 23, 2019, the Company issued 10,000,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On August 27, 2019, the Company issued 30,000,000 shares of common stock to Auctus Fund LLC following the conversion of debt and interest held by Auctus Fund.

On September 4, 2019, the Company issued 10,000,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On September 11, 2019, the Company issued 40,000,000 shares of common stock to Auctus Fund LLC following the conversion of debt and interest held by Auctus Fund.

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Membership Interest Purchase Agreement by and among Path UX, LLC and its Members and Beyond Commerce, Inc., dated May 31, 2019	8-K	10.1	08/01/2019

10.2	Promissory Note dated May 31, 2019	8-K	10.2	08/01/2019

10.3	Security Agreement by and between the Company and Path UX, LLC and its Members	8-K	10.3	08/01/2019

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.				X

32.1*	Section 1350 Certification of Principal Executive Officer.				X

32.2*	Section 1350 Certification of Principal Financial Officer.				X

101.INS	XBRL Instance.				X

101.XSD	XBRL Schema.				X

101.PRE	XBRL Presentation.				X

101.CAL	XBRL Calculation.				X

101.DEF	XBRL Definition.				X

101.LAB	XBRL Label.				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beyond Commerce, Inc.

Dated: November 14, 2019	By:	/s/ Geordan Pursglove
Geordan Pursglove, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)