Form 10-K
period 2019-12-31
Beyond Commerce, Inc.
filed 2020-04-15
CIK 1386049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

  FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

(702) 675-8022

(Registrant’s telephone number, including area code)

(For name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None	None	None
(Title of each class)	Trading symbol(s)	(Name of each exchange on which registered)

Securities registered pursuant to section 12(g) of the Act: None

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

Yes ☐ No ☒

As of March 31, 2020, there were 1,627,914,678 shares of the registrant’s common stock outstanding.

BEYOND COMMERCE, INC.

FORM 10-K FOR THE YEAR ENDED

December 31, 2019

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

PART I

ITEM 1.  BUSINESS

Beyond Commerce, Inc. was formed in the State of Nevada on January 12, 2006.  The Company is currently no longer a “shell company” within the meaning of Rule 405, promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), because we have both significant assets and operations generating revenue through the Company’s acquisitions of Service 800, Inc, PathUX, and IdriveYourCar.

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

BYOC plans to offer the proposed software through traditional on-premise solutions, Software as a Service (“SaaS”), as a cloud-based solution, or a combination of on-premise, SaaS or cloud based solutions. We will work with our clients and their needs as to which delivery method they prefer. We believe giving clients a choice and flexibility will help us to obtain long-term client value.

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

As a result of the merger transaction, KaChing ceased to be a wholly-owned subsidiary, and BYOC’s interest in the outstanding capital stock of KaChing was reduced to 20.8%.  On April 17, 2013 Beyond Commerce’s ownership in KaChing was transferred back to Benjamin Mayer of the firm Mayer & Associates. During 2015, the Company wrote off its entire ownership stake in KaChing as a tax loss carry-forward.

On October 9, 2009, LocalAdLink Inc., a wholly-owned subsidiary of the Company (“LocalAdLink”) sold its LocalAdLink Software (the “Software”) and all of their related assets, including the rights to the name LocalAdLink, the LocalAdLink trademark, the website domain “www.LocalAdLink.com” and a local search directory and advertising network that brings local advertising to geo-targeted consumers.  The Company continued to sell advertising services as it had prior to the inception of LocalAdLink, on a different scale and with a greater emphasis on business-to business sales.  As of December 31, 2017, the Company decided to close and remove this subsidiary from its financials going forward.

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

On July 28, 2011, a judgement with civil case number: 2:08-cv-00496-KJD-LRL was entered in favor of George Pursglove, the Company’s former CEO, from his counter suit against BOOMj.com, a wholly-owned subsidiary of Beyond Commerce, Inc. The judgement was in the amount of $20,775 for damages as to the claim for failure to pay wages, $3,000,000 for damages as to the conversion claim and $3,000,000 for punitive damages for a total of $6,020,775 (the “July Judgment”). The July Judgment accrues interest at a rate of 5.29% per annum. As of December 31, 2019, the total amount of principal and interest that was forgiven $8,360,244.

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

On March 17, 2019 announced that its Chief Executive Officer, George Pursglove had unexpectedly passed away. Although Mr. Pursglove was no longer here to lead BYOC, his vision and the direction that the Company was pursuing is to continue in earnest through the efforts of then President of the Company, Geordan Pursglove, as well its competent and sophisticated directors. Subsequently Geordan Pursglove became Beyond Commerce Chairperson and CEO

On May 31, 2019 the Company closed the acquisition of PathUX, LLC. PathUX provides Cloud-based marketing automation software.

On December 31, 2019,  TCA Beyond Commerce, the Company’s affiliate entered into a Membership Interest Purchase Agreement, to acquire 100% of the authorized and issued membership interests of Customer Centered Strategies, L.L.C. (CCS), a Minnesota limited liability company from its sole member. CCS is a boutique consulting firm focusing on the value of the customer process optimization and how the consolidation of other functional groups solve problems and improve the customer experience.

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

Our business objective is to develop, acquire, and deploy disruptive strategic software technology and market-changing business models through selling our own products and the acquisitions of existing companies. We plan to offer a cohesive digital product and services platform to provide our future clients with a single point of contact for all their IMT&S and IM initiatives.

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

Our proposed BPM solutions will include 260 Process Suite and 260 Process Suite Solutions.

●260 Process Suite will place businesses in direct control of its processes and fosters alignment between business and Information Technology (IT), resulting in tangible benefits for both. Our Process Suite will provide a single platform that can be accessed simply through a web browser and is built from the ground up to be truly multi-tenant and support all of the deployment models required for on-premise, private or public clouds.

●260 Process Suite Solutions will be packaged applications built on the Process Suite and address specific business problems. For some of these solutions, we plan to include several applications, including Contract Management, Cloud Brokerage Services, Digital Media Supply Chain, and the Enterprise App Store.

Customer Feedback Management (CFM)

We believe our planned CFM solutions will generate improved time-to-market by giving customers, employees, and channel partners personalized and engaging experiences.

We intend our proposed CFM solutions will include:

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

Customer Experience (“CX”)

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

On December 31, 2019, Beyond Commerce, Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Securities Purchase Agreement”) with TCA Special Situations Credit Strategies ICAV, an Irish collective asset vehicle (the “Buyer” or “TCA ICAV”), and TCA Beyond Commerce, LLC, a Wyoming limited liability company (“TCA Beyond Commerce”), pursuant to which the Buyer purchased from the Company a senior secured redeemable debenture having an initial principal amount of $900,000 and an interest rate of 16% per annum (the “Initial Debenture”). Additional Debentures may be issued and funded, subject to and upon the approval of the Company and the Buyer, provided that the total value of the Initial Debenture and the Additional Debentures together shall not exceed $5,000,000.

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

Cloud Services and Subscriptions

Our forecasted cloud-based services and subscription revenues will consist of (i) software as a service offerings, (ii) managed service arrangements and (iii) subscription revenues relating to on-premise offerings. We believe these offerings will allow our potential customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure.

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

Employees

As of December 31, 2019, the Company currently has two full-time employees, of which Mr. Geordan Pursglove is one of them.  Mr. Pursglove is our President, CEO and Director. Through the acquisition of Service 800, Inc., we added forty (40) full time employees and approximately 320 independent service providers that assist in providing services to the Company’s current roster of approximately 130 companies and 300 service organizations. Additionally, through the acquisition of PathUX the Company added an additional five employees along with approximately 100 independent service providers that assist in providing services for IDriveYourCar.

Properties

We currently lease virtual office space at 3773 Howard Hughes Parkway, Suite: 500 Las Vegas, NV 89169.  We pay an annual fee of $120 for this lease. In February of 2020 the Company moved Service 800, Inc. to 110 Cheshire Lane, Minnetonka Minnesota 55305. Service 800 leases 3,210 square feet of office space under an operating lease agreement with Carlson Center East LLC. The lease, which expires June 30, 2023, requires base monthly rents of $4,160, plus operating expenses.

Legal Proceedings

A complaint against us, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company’s acquisition of Service 800, seeking in excess of $1.6 million in damages. The Company believes these claims to be unfounded and the Company is continuing to vigorously defend itself against this lawsuit. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800.

In addition to the above, from time to time, we may be involved in litigation in the ordinary course of business. Other than as set forth above, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than as set forth above, to our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Furthermore, in general, under Rule 144, a person who is not one of our affiliates and who is not deemed to have been one of our affiliates at any time during the three months preceding a sale and who has beneficially owned shares of our common stock for at least six months would be entitled to sell them without restriction, subject to the continued availability of current public information about us (which current public information requirement is eliminated after a one-year holding period).

A person who is an affiliate and who has beneficially owned shares of a company’s common stock for at least six months, subject to the continued availability of current public information about us, is entitled to sell within any three-month period a number of shares that does not exceed the greater of:

●	one percent of the number of shares of our company’s common stock then outstanding, which, in our case, will equal approximately 10,000,000 shares as of the date of this Annual Report on Form10-K; or

●	the average weekly trading volume of our company’s common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2019 and December 31, 2018, we had an accumulated deficit of $48,227,200 and $42,762,681, respectively. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2019 and 2018 with respect to this uncertainty.

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

We plan to grow our business both organically and inorganically, including through the acquisitions of Service 800, PathUX, and IdriveYourCar, and development of software and solutions. While we plan to complete other acquisitions, there can be no assurance that we will be successful in closing on other acquisitions. In the event that we do pursue further acquisitions, we may have difficulty executing on such acquisitions and may not realize the anticipated benefits of any transaction we complete. Any of the foregoing matters could materially and adversely affect us.

The integration of Service 800, PathUX and IDriveYourCar will likely be a time-consuming process. The integration process will likely require substantial management time and attention, which may divert attention and resources from other important areas, including developing our planned services and products existing business. In addition, we may not be able to fully realize the anticipated strategic benefits of the acquisition, which includes a complementary business. The failure to successfully integrate the combined operations, including retention of key employees, could impact our ability to realize the full benefits of our acquisitions of Service 800, PathUX and IDriveYourCar. If we are not able to achieve the anticipated strategic benefits of the acquisition, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the integration or the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by us. Failure to achieve the anticipated benefits could result in increased costs and decreases in future revenue and/or net income following the acquisition.

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

The outbreak, and threat or perceived threat of outbreak, of the coronavirus may negatively impact our sourcing and manufacturing operations and consumer spending, which could adversely affect our business, results of operations and financial condition.

The outbreak of the COVID-19 (commonly referred to as the coronavirus) could adversely affect our business, results of operations and financial condition.. At this point, the extent of the impact on our results as a result of the coronavirus outbreak is uncertain.

Our business, results of operations and financial condition could be adversely affected if the coronavirus outbreak expands to other countries where we have a significant number of stores, partnerships with regional distributors and wholesalers and/or sourcing and manufacturing operations. If the retail economy weakens and/or consumer behavior shifts due to the coronavirus outbreak or threat or perceived threat of such outbreak, we or our distributors may need to significantly reduce or limit store operations and/or close additional stores and retailers may be more cautious with orders. A slowing or changing economy in the regions adversely affected by the coronavirus outbreak could adversely affect the financial health of our distributors and wholesale partners, which in turn could have an adverse effect on our business, results of operations and financial condition.

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

Unfavorable outcomes in legal proceedings may adversely affect our business, financial conditions and results of operations.

Our results may be affected by the outcome of future litigation. Unfavorable rulings in our legal proceedings may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, from time to time in the future we may be subject to various claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, including as described in the immediately preceding risk factor. For example, see “Item 3. Legal Proceedings” regarding current litigation matters. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

On July 28, 2011, a judgment was entered into in favor of Mr. George Pursglove, our former Chief Executive Officer, in connection with his countersuit against BOOMj.com, a former wholly-owned subsidiary of the Company.  The judgment was in the total amount of $6,020,775, consisting of: (i) $20,775 for damages as to the claim for failure to pay wages; (ii) $3,000,000 for damages as to the conversion claim; and (iii) $3,000,000 for punitive damages (the “July Judgment”).  The July Judgment accrues interest at a rate of 5.29% per annum.  As of September 30, 2019, the total amount forgiven of principal and interest was $8,360,224.

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

Our controlling stockholder, The 2GP Group, Geordan Pursglove, our President, CEO and Director LLC and Fiona Oakley, together hold a majority of the total voting power of our outstanding capital stock as of March 31, 2020.  The 2GP Group, LLC is an entity controlled by Mr. Pursglove, who holds sole voting and dispositive power over these shares. Each share of Series A Preferred Stock is convertible into one share of common stock.  In addition, each share of Series A Preferred Stock entitles its holder to (i) cumulative, non-participating dividends in preference and priority to any declaration or payment of a dividend on any of the Company’s common stock, at a rate of 12% per annum, and (ii) three times (3x) voting preference over common stock.  Each one (1) share of the Series B Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total number of votes of issued and outstanding shares of stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.These shareholders have the ability to control our management and affairs through the election and removal of our entire Board of Directors, the amendment of our articles of incorporation or bylaws, and the adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.  Such concentrated control of the Company may adversely affect the price of our common stock. A stockholder that acquires common stock will not have an effective voice in the management of the Company.

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

Subject to acceptance by the State of Nevada of the certificate of amendment to our articles of incorporation, we will be   authorized to issue up to 3,000,000,000 shares of common stock with a par value of $0.001, of which 1,627,914,678 are issued and outstanding as of March 31, 2020. Our board of directors, upon the approval of the stockholders, may seek to increase the number of authorized shares in the future and may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Voting power is highly concentrated in holders of our Series A Preferred Stock and Series B Preferred Stock.

We are authorized to issue up to 250,000,000 shares of preferred stock, all of which(i) 249,999,990 are designated Series A Preferred Stock and all of which are currently issued and outstanding, (ii) 51 are designated Series B Preferred Stock, of which 20 shares are currently issued and outstanding, and (iii) 49 have yet been designated and are unissued.  Holders of our Series A Preferred Stock are entitled to three times (3x) voting preference over holders of common stock.  Such concentrated control of the Company may adversely affect the price of our common stock. Each one (1)n share of the Series B Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total number of votes of issued and outstanding shares of stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.A stockholder that acquires common stock will not have an effective voice in the management of the Company.

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

The stock markets experienced and may experience significant price and trading volume fluctuations, and the market prices of companies quoted on the OTCPink Marketplace operated by OTC Markets Group Inc.  , which is where our stock is currently quoted, have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors both in and outside of our control, and include but are not limited to the following:

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

ITEM 2.   DESCRIPTION OF PROPERTY

We currently lease virtual office space at 3773 Howard Hughes Parkway, Suite: 500 Las Vegas, NV 89169.  We pay an annual fee of $120 for this lease. During 2019, we intend to move the Company’s headquarters to Florida. There is also a location in Minnesota for Service 800, Inc. The current address of Service 800, Inc. is 110 Cheshire Lane, Minnetonka Minnesota 55305. Service 800 leases 3,210 square feet of office space under an operating lease agreement with Carlson Center East LLC. The lease, which expires June 30, 2023, requires base monthly rents of $4,160, plus operating expenses.

ITEM 3.   LEGAL PROCEEDINGS

A complaint against us, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company’s acquisition of Service 800, seeking in excess of $1.6 million in damages. The Company believes these claims to be unfounded and the Company is continuing to vigorously defend itself against this lawsuit. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800.

In addition to the above, from time to time, we may be involved in litigation in the ordinary course of business. Other than as set forth above, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than as set forth above, to our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is currently trading on the OTCPink Marketplace operated by OTC Markets Group Inc.  under the symbol “BYOC”.  Previously, on August 6, 2018, our common stock began trading on the OTCQB Tier of the OTC Markets Group, Inc.. Prior to that, our common stock had been traded on the OTCPink Tier of the OTC Markets Group,

Inc. The following table sets forth the high and low sale prices for our Common Stock for each quarterly period within the two most recent fiscal years. There has been minimal reported trading to date in the Company’s common stock.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarter indicated as reported on the OTC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal 2019		Fiscal 2018
	High	Low	High	Low
First Quarter ended March 31	$0.0460	$0.0438	$0.1600	$0.1325
Second Quarter ended June 30	$0.0040	$0.0036	$0.1245	$0.0255
Third Quarter ended September 30	$0.0016	$0.0013	$0.1074	$0.0550
Fourth Quarter ended December 31	$0.0011	$0.0009	$0.0820	$0.0200

Holders of Record

As of March 31, 2020, there were 1,627,914,678 shares of our common stock issued and outstanding. There were 231 stockholders of record at this time.

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

RECENT SALES OF UNREGISTERED SECURITIES

In the twelve months ending December 31, 2019, there were no shares issued to investors for cash. No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records. These shares were issued in offerings under Regulation D promulgated under Section 4(2) of the Securities Act of 1933. The company also compensated vendors and consultants with 10,825,000 shares in lieu of payment of $303,925, along with the issuance of 396,729,678 shares in lieu of convertible note payments of $1,544,973. These issuances were exempt from registration under section 4(1) of the Securities Act as sales by an issuer not involving a public offering. During the twelve months ended December 31, 2019, we issued 70,000,000 shares of common stock as consideration for deposit for a potential acquisition with a fair value of $427,000. These issuances were exempt from registration under Section 4 (1) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of December 31, 2019, we had no compensation plans under which our equity securities were authorized for issuance.

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

TCA Special Situations Credit Strategies ICAV

On December 31, 2019, Beyond Commerce, Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Securities Purchase Agreement”) with TCA Special Situations Credit Strategies ICAV, an Irish collective asset vehicle (the “Buyer” or “TCA ICAV”), and TCA Beyond Commerce, LLC, a Wyoming limited liability company (“TCA Beyond Commerce”), pursuant to which the Buyer purchased from the Company a senior secured redeemable debenture having an initial principal amount of $900,000 and an interest rate of 16% per annum (the “Initial Debenture”). Additional Debentures may be issued and funded, subject to and upon the approval of the Company and the Buyer, provided that the total value of the Initial Debenture and the Additional Debentures together shall not exceed $5,000,000.

The Securities Purchase Agreement was entered into as part of a larger financing transaction between the Company and the Buyer. As part of this financing transaction, the Company and the Buyer formed TCA Beyond Commerce as a special purpose vehicle to complete the Company’s acquisition of Customer Centered Strategies, L.L.C., a Minnesota limited liability company (“CCS”), while using the funds generated through the Company’s sale of the Initial Debenture. The Company owns 80% of the outstanding common membership interests of TCA Beyond Commerce (the “Common Units”) and the Buyer owns 2,000 Common Units, comprising the remaining 20% of the Common Units issued, as well as 100% of the 250,000 Series A Preferred Units issued and the sole Series B Preferred Unit issued (which is the sole class of equity with voting rights). The Common Units and the Series A Preferred Units are convertible into shares of the Company’s common stock at a 10% discount to the lowest closing bid price during the preceding 20 trading days and such equity will be redeemed pursuant to the Company’s making of installment payments, in accordance with the Operating Agreement of TCA Beyond Commerce. The Company has pledged its interests in TCA Beyond Commerce to TCA ICAV as security for the repayment of the Initial Debenture.

TCA Beyond Commerce entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”), whereby TCA Beyond Commerce acquired 100% of the authorized and issued membership interests of CCS from its sole member (the “CCS Seller”). TCA Beyond Commerce acquired the membership interests for a purchase price $525,000 (the “CCS Purchase Price”), with $175,000 to be paid in cash and the remaining $350,000 to be paid through TCA Beyond Commerce’s issuance of a convertible promissory note with an original principal of $350,000 and a conversion feature that provides the CCS Seller with the right to convert outstanding principal and accrued interest into shares of the Company’s common stock at a price based on the 10-day trailing average price of the Company’s stock (the “CCS Purchase Note”).

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

Management considers all of its derivative liabilities to be Level 3 liabilities. At December 31, 2019 and 2018, the Company had outstanding derivative liabilities, including those from related parties of $1,433,403 and $2,480,543, respectively.

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

Stock Based Compensation

During the year ended December 31, 2019, the Company did not issue any stock options. This Company’s existing stock plan expired on September 11, 2018.

Employee Benefits

The Company during 2019 after the Service 800, Inc acquisition had approximately forty (40) employees within this organization and offers certain healthcare benefits to remain competitive within the market place. The Company also hires independent drivers within their IDriveYourCar affiliate.

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

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the fiscal years ended December 31, 2019 and 2018. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10k. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” beginning on page 14 of this Form 10-K.

Results of Operations

The Company is no longer a shell as we commenced operations upon the completion of the acquisition of Service 800, Inc., as of March 4th, 2019 and PathUX on May 31, 2019.

For the Years Ended December 31, 2019 and 2018

Revenue

Revenue is $5,044,687 and zero for the year ended December 31, 2019 and 2018, respectively. The main attribute for the revenue pick-up is through the acquisition of Service 800 and PathUX.

Operating Expenses

For year ended December 31, 2019, operating expenses were $7,339,409 and for year ended December 31, 2018, operating expenses were $1,760,810. The significant increase in operating expenses resulted from cost of revenue of $1,692,932 and payroll of $2,106,872, as we now have a significant amount of employees. Other items which contributed to the increase were $1,386,857 from general and administrative expenses and depreciation of the assets acquired in the acquisitions, in the amount of $646,667.

Non-operating income (expense)

The Company reported non-operating expense of $3,169,799 and $2,535,429 during the year ended December 31, 2019 and 2018, respectively. This increase of $634,370 was due to the derivative expense and debt fees associated with the Discover Growth Fund Note.

Net Income (Loss)

For year December 31, 2019, the Company incurred a net loss of $5,464,521 as compared to a net loss of $4,296,240 for year ended December 31, 2018, which was primarily due to a change in derivative liability and interest on the Discover Note Payable. As of December 31, 2019, the Company had an accumulated deficit of $48,227,200 and as of December 31, 2018, the Company had an accumulated deficit of $42,762,681

Plan of Operations

We are an early stage corporation that intends to operate as an IMT&S provider.  We have not yet generated or realized any revenues from our business.  As of December 31, 2019, we currently have $680,809 cash on hand. Upon the closing of the TCA transaction we received $900,000 in accordance with our securities purchase agreement.  At such time, we had sufficient capital to satisfy our cash requirements in connection with our acquisition of Customer Centered Strategies, LLC.  Upon receipt of these funds, however, we believe we will require additional funds of approximately $1,000,000 to satisfy our cash requirements as we implement our business plan and operate our business.  This capital will be used to build out our infrastructure, to provide for the payment of advisory and accounting services, legal, lease of our office space and anticipated up-listing fees to a national securities exchange. However, there can be no assurance that we will qualify for either exchange or that our application will be approved.

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

As of December 31, 2019, we had an accumulated deficit of $48,227,200 and have generated nominal revenues.  Since we discontinued operations in 2012 the continuity of our future operations is dependent upon our ability to increase sales and brand awareness. These conditions raise substantial doubt about our ability to continue as a going concern.  We intend to continue relying upon the issuance of debt and equity securities to finance our operations.  In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing.  However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital. However, there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable.  Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $ 2,070,851 and $79,890 as of December 31, 2019 and December 31, 2018, respectively.  Current assets would consist primarily of cash, the value of software, trademarks patents, websites and other intellectual properties. The Company had a $48,227,200 accumulated deficit on its balance sheet as of December 31, 2019.

We had total current liabilities of $8,074,845 and $14,404,293 as of December 31, 2019 and December 31, 2018, respectively.  Current liabilities consisted primarily of the accounts payable, accrued payroll and payroll taxes, convertible debt and interest. The decrease in our current liabilities is attributable to the accrued interest and Pursglove judgment amount which was forgiven in 2019.

We had a working capital deficit of $6,003,994 and $14,324,404 as of December 31, 2019 and December 31, 2018, respectively.  This decrease of $8,320,410 resulted primarily from the decrease the accrued interest and Pursglove judgment amount which was forgiven in 2019 and the abandonment of the BoomJ liabilities of $3,239,608.

Cash Flow from Operating Activities

For the fiscal year ended December 31, 2019 and 2018, cash provided by (used in) operating activities was ($1,178,434), and ($620,110), respectively. Mainly attributable to the two acquisitions in 2019.

Cash Flow from Investing Activities

For the fiscal years ended December 31, 2019 and 2018, cash provided by (used in) investing activities was ($1,120,647) and ($100,000), respectively. Directly attributable to the two acquisitions in 2019.

Cash Flow from Financing Activities

For the fiscal years ended December 31, 2019 and 2018, cash provided by (used in) financing activities was $2,900,000 and $800,000, respectively. Attributable to the Discover Note and TCA Note proceeds.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Beyond Commerce, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Beyond Commerce, Inc. (the Company) as of December 31,  2019 and 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses, has not generated sufficient revenue to cover its operating costs, and may be unable to raise further equity in support of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Haynie & Company

Salt Lake City, Utah

April 14, 2020

We have served as the Company’s auditor since 2018.

BEYOND COMMERCE, INC.

Financial Statements

For the years ended December 31, 2019 and December 31, 2018

BEYOND COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash & cash equivalents	$680,809	$79,890
Accounts receivable, net	1,365,813	-
Other current assets	24,229	-
Total current assets	2,070,851	79,890

Property, equipment, and software - net	1,009,757	-

Intangible assets	4,859,879	-
Goodwill	1,299,144	-
Deposit in Service 800, Inc.	-	572,000
	$9,239,631	651,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$597,777	$79,833
Other current liabilities	149,874	639,709
Accrued payroll & related items	1,173,824	1,924,395
Derivative liability	1,433,403	2,480,543
Accrued payroll taxes	-	1,077,163
Short-term borrowings – net of discount	2,714,762	81,136
Short-term contingent acquisition liability	1,951,205	-
Short-term borrowings- related party	54,000	-
Pursglove Judgment payable – accrued interest	-	2,363,192
Pursglove Judgment payable	-	5,758,322
Total current liabilities	8,074,845	14,404,293
Long-term borrowings, net of debt discount	3,119,785	143,478
Long-term contingent acquisition liability	1,048,795	-
Total liabilities	12,243,425	14,547,771
Commitments and Contingencies

Mezzanine Equity:
Preferred stock series A, $0.001 par value of 250,000,000 shares authorized and 249,999,900 and 250,000,000 shares issued and outstanding, respectively.	250,000	250,000
Preferred stock series B, $0.001 par value of 20 shares authorized and 20 and no shares issued and outstanding, respectively.	-	-
Stockholders Equity:
Common stock, $0.001 par value, 2,030,000,000 shares authorized, 1,495,004,678 and 1,017,450,000 issued and outstanding as of December 30, 2019 and December 31, 2018, respectively.	1,495,004	1,017,450
Additional paid in capital	43,347,152	27,599,349
Accumulated deficit	(48,227,200)	(42,762,680)
Deficit attributable to Beyond Commerce, Inc stockholder	(3,135,044)	(13,895,881)
Equity attributable to noncontrolling interest	131,250	-
Total stockholders' deficit	(3,003,794)	(13,895,881)
Total liabilities and stockholders' deficit	$9,239,631	$651,890

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2019	2018

Revenues	$5,044,687	$-

Operating expenses
Cost of revenue	1,692,932	-
Selling general and administrative	1,386,857	226,882
Payroll expense	2,106,872	360,000
Professional fees	1,506,081	1,173,928
Depreciation and amortization	646,667	-
Total costs and operating expenses	7,339,409	1,760,810

(Loss) from operations	(2,294,722)	(1,760,810)

Non-operating income (expense)
Amortization of debt discount	(1,624,662)	(174,614)
Derivative related expenses	(1,930,395)	(1,109,769)
Change in derivative liability	(1,070,076)	(346,516)
Gain on abandonment of BoomJ	3,239,609	-
Acquisition cost impairment of PathUX	(427,000)	-
Acquisition cost impairment of Service 800, Inc.	(635,094)	-
Interest expense	(722,180)	(904,530)
Net non-operating income (expense)	(3,169,798)	(2,535,429)

Loss before income taxes	(5,464,520)	(4,296,239)

Provision for income tax	-	-
Net loss	$(5,464,520)	$(4,296,239)

Net loss per common share-basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding basic	1,251,780,336	1,008,065,890
Weighted average number of common shared outstanding diluted	1,251,780,336	1,008,065,890

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2019	2018
Net (loss)	$(5,464,520)	$(4,296,239)

Cash flows from operating activities:
Adjustments to reconcile net income (loss) to net cash used in operating activities: Change in derivative liability	1,070,076	346,516
Depreciation and amortization	646,667	300,924
Amortization of debt discount	1,624,662	174,614
Loss on derivative at note inception	3,221,311	1,109,769
Stock issued for services	596,925	799,180
Changes in assets and liabilities:
Increase in accounts receivables	(271,285)	-
Decrease in current assets	31,191	-
Increase in accounts payable	25,635	147,137
Increase (decrease) in payroll liabilities	(909,215)	360,000
Increase (decrease) in other current liabilities	(369,029)	437,989
Net cash provided by operating activities	$202,418	$(620,110)

Cash flows from investing activities:
Acquisition of property and equipment	(2,743,201)	-
Cash acquired in acquisition	241,702	-
Deposit for investment	-	(100,000)
Net cash used in investing activities	(2,501,499)	(100,000)
Cash flows from financing activities:
Repayment of convertible notes	-	(150,000)
Cash receipts from convertible notes payable	2,900,000	950,000
Net cash provided by financing activities	2,900,000	800,000

Net increase in cash and cash equivalents	$600,919	$79,890

Cash and cash equivalents, beginning balance	$79,890	$-
Cash and cash equivalents, ending balance	$680,809	$79,890
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$2,241,823	$-
Notes issued in relation to Service 800 acquisition	$2,000,000	$-
Notes issued in relation to Customer Centered Strategies CCS acquisition	350,000	-
Purchase Price holdback note on Service 800 acquisition	$210,000	$-
Purchase price allocation note on Service 800 acquisition	$1,233,828	$-
Stock issued for acquisition deposit of PathUX	$427,000	$-
Abandonment of BoomJ, Inc.	$3,239,608
Related party debt forgiveness	$8,360,224	-

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2019

AUDITED

	Common Stock		Series A & B Preferred Stock		Non Controlling		Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Interest		Paid in Capital	Deficit	Deficit
Balance, December 31, 2017	1,000,000,000	$ 1,000,000	250,000,000	$ 250,000	$ -	$ -	$ 25,941,352	$ (38,466,441)	$ (11,275,089)
Common stock issued for accounts payable conversion	4,000,000	4,000	-	-			373,600	-	377,600
Common stock issued for services	8,450,000	8,450	-	-			790,730	-	799,180
Common stock issued for acquisition of Service 800, Inc.	5,000,000	5,000	-	-			467,000	-	472,000
Beneficial Conversion Features	-	-	-	-			26,667	-	26,667
Net loss	-	-	-	-			-	(4,296,239)	(4,296,239)
Balance, December 31, 2018	1,017,450,000	$ 1,017,450	250,000,000	$ 250,000	-		$ 27,599,349	$ (42,762,680)	$ (13,895,881)
Debt forgiveness							8,360,224		8,360,224
Common stock for debt conversion	396,729,678	396,729					1,066,687		1,463,416
Common stock issued for services	10,825,000	10,825	-	-			293,100	-	303,925
Common stock issued for acquisition of PathUX.	70,000,000	70,000	-	-			357,000	-	427,000
Value of Warrants issued with debt							696,850		696,850
Preferred Series A Cancellation & Series B issuance			(100) 20	-			293,000	-	293,000

Minority interest Customer Centered Strategies					131,250
Extinguishment of derivative liabilities on conversion Beneficial Conversion Features	-	-	-	-			4,680,942		4,680,942
Net loss	-	-	-	-			-	(5,464,520)	(5,464,520)
Balance, December 31, 2019	1,495,004,678	$ 1,495,004	249,999,920	$ 250,000	$131,250		$ 43,347,152	$ (48,227,200)	$ (3,003,794)

The accompanying notes are an integral part of these consolidated financial statements

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

 Basis of Presentation

The consolidated financial statements and the notes thereto for the years ended December 31, 2019 and 2018 included herein include the accounts of the Company, its wholly-owned subsidiaries Service 800 Inc., Path UX, IDriveYourCar and Customer Centered Strategies, LLC., which the Company has an 80% investment interest.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	December 31, 2019 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Derivative Liabilities	$		$-	$1,433,403	$1,433,403
Total	$		$-	$1,433,403	$1,433,403

	December 31, 2018 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Derivative Liabilities	$		$-	$2,480,543	$2,480,543
Total	$		$-	$2,480,543	$2,480,543

Management considers all of its derivative liabilities to be Level 3 liabilities. At December 31, 2019 and 2018, respectively the Company had outstanding derivative liabilities, including those from related parties of $1,433,403 and $2,480,543, respectively.

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

The majority of the Company’s revenue is generated by the completion of a survey. Revenue is recognized and customers are billed at the point in time a survey occurs or when a related service is complete. The Company may require a deposit from new customers for set up costs or as down payments. These amounts are not significant to the financial statements. Revenue is also derived from PathUX’s iDriveYourCar subsidiary, which matches professional chauffeurs with passengers who want to be driven in their own car within the New York City area. The Company maintains an exclusive network independent drivers. Revenue is complete when the services are provided traditionally through credit card payments.

Accounts receivable

The Company’s accounts receivable arise primarily from the sale of the Company’s products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for December 31, 2019 and December 31, 2018, respectively.

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

Management used the following inputs to value the Derivative Liabilities for the years ended December 31, 2019 and 2018, respectively:

	2019 Derivative Liability	2018 Derivative Liability
Expected term	7monthsto1year	8monthsto2years
Exercise price	$ 0.0006-$0.015	$ 0.012-$0.07466
Expected volatility	171%-389%	137.18%to436.68%
Expected dividends	None	None
Risk-free rate	1.59%to2.55%	2.48%to2.70%

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

Intangible Assets

Intangible assets with a finite life consist of Technology/Intellectual Property; Customer Base; Tradename/Trademarks; Assembled Workforce; and Non–Compete Agreements, and are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over the expected period of benefit, which is generally three years for customer relationships and the contractual term for covenants not to compete, which range from five to ten years.

These intangible assets of Technology/Intellectual Property; Customer Base; Tradename/Trademarks; Assembled Workforce; and Non–Compete Agreements were valued based on the appropriate application of the Income, Market, and Cost Approaches. Accordingly, the Company believes that these intangible assets will contribute to its cash flows between two and ten years, with any excess carrying value over the fair value being recognized as an impairment loss. The Company performs its annual impairment test as of December 31st of each year.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. Impairment testing is performed at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The goodwill impairment analysis is a single-step quantitative assessment that identifies both the existence of impairment and the amount of impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, with any excess carrying value over the fair value being recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of December 31st of each year and has identified one reporting unit that currently carries a goodwill balance.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-21, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2019 and 2018, the Company did not recognize any impairment charges.

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

Stock Based Compensation

During the years ending December 31, 2019 and 2018, the Company did not issue any stock options. The former stock based compensation plan expired on September 11, 2018.

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

The standard was effective for us beginning January 1, 2019. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 3. GOING CONCERN

The company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because of recent events, the Company cannot state with certainty of its ability to continue. The accompanying consolidated financial statements for December 31, 2019 and 2018 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has a working capital deficit, which raise substantial doubt about its ability to continue as a going concern. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in attempting to raise capital from additional debt and equity financing. Due to its nominal revenues, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue, including through the recent acquisition of Service 800 and PathUX or through a merger transaction with a well-capitalized entity. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

NOTE 4 - PROPERTY, SOFTWARE AND COMPUTER EQUIPMENT

Property and equipment at December 31, 2019 and December 31, 2018 consisted of the following:

	2019	2018
Office and computer equipment	$788,918	$-
Furniture and fixtures	102,297	-
Software	1,213,043	-
Vehicles	27,172	-
Total property, software and computer equipment	2,131,429	-
Less: accumulated depreciation	(280,901)	-
	$1,009,757	$-

Depreciation expense for the year ended December 31, 2019 was $189,749, compared to $0 for the year in 2018.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets of the Company at December 31, 2019 and December 31, 2018 are summarized as follows:

	December 31, 2019				December 31, 2018
	Cost	Accumulated	Impairment of	Net	Net
		Amortization	Asset

Tradename-Trademarks	$547,300	$45,608	$-	$501,692	$-
Assembled Workforce	405,546	33,796	-	371,751	-
IP/Technology	176,000	29,333	-	146,667	-
Customer Base	1,972,000	164,333	358,462	1,449,205	-
Non-Competition agreements	226,100	94,208	-	131,892	-
Customer Relationships - PathUX	1,901,017	178,220	-	1,722,796	-
Customer Relationships - CCS	535,877	-	-	535,877	-

Total	$5,763,840	$545,499	$358,462	$4,859,879	$-

Amortization expense for the year ended December 31, 2019 was $545,499 respectively, compared to $0 for the year 2018. The Company also recorded an impairment charge regarding the final valuation of the Service 800, Inc. initial valuation of $358,462.

As of December 31, 2019, future amortization expense is expected to be:

Fiscal years ended December 31,
Amortization
2021	$850,763
2022	850,763
2023	822,007
2024	822,007
2025	822,007
Thereafter	692,332
Total	$4,859,879

Goodwill

The carrying value of Goodwill for the years 2018 and 2019 is as follows:

Service 800, Inc
Balance, December 31, 2017	$ -
Arising from Acquisition	-
Balance, December 31, 2018	$ -
Arising from Acquisition	1,299,144
Balance, December 31, 2019	$ 1,299,144

 NOTE 6.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31, December 31,
	2019	2018
Accrued interest - notes	$149,873	$29,709
Accrued interest – internal revenue service	-	610,000
Total other current liabilities	$149,873	$639,709

NOTE 7.  SHORT AND LONG TERM BORROWINGS

Short-term and Long-term borrowings, consist of the following:	December 31,	December 31,
Short term debt;	2019	2018
Convertible Promissory Notes, bearing an annual interest rate of 15% secured, due 02/14/2019	50,000	50,000
Convertible Promissory Notes, bearing an annual interest rate of 12% secured, due 08/27/2019	199,181	250,000
Convertible Promissory Notes, bearing an annual interest rate of 8% secured, due 08/07/2020	1,467,869	-
Total short term debt	1,712,050	300,000

Long term debt;
Convertible Promissory Notes, bearing an annual interest rate of 5.0%, due 12/31/22	350,000	-
Senior Secured Redeemable Debenture, bearing an annual interest rate of 16%, due 12/31/2021	900,000		-
Convertible Promissory Notes, bearing an annual interest rate of 15% secured, due 08/07/2020	-	717,391
Total short-term and long-term borrowings, before debt discount	2,957,050	1,017,391
Less debt discount	(594,202)	(792,777)
Total short-term and long-term borrowings, net	$2,372,848	$224,614

Short-term and Long-term borrowings, acquisition related, consist of the following:
Short-term borrowings – net of discount – acquisition related	1,591,914	81,136
Long-term borrowings – net of discount – acquisition related	1,869,785	143,478
Total short-term and long-term borrowings – acquisition related	$3,461,699	$224,614

Total short-term and long-term borrowings – net of discount	2,372,848	224,614
Total short-term and long-term borrowings – Acquisition related	3,461,699	-
Total short-term and long-term borrowings	$5,834,547	$224,614

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

During the first quarter 2019 Discover Growth Fund LLC issued the additional $2,000,000 to the Company and converted $1,060,486 of the aggregate debt. During the current quarter Discover Growth Fund LLC converted $61,000 of their outstanding debt and interest.

On September 14, 2018, the Company issued a short-term convertible note payable for $50,000.  The note was originally due on February 14, 2019 and bears interest at a rate of 15% per annum.  The note is convertible into shares of common stock at $0.10 per share. The company is currently negotiating an extension with the noteholder, and has paid $5,000 for accrued interest during the third quarter. This note is currently past due and is being negotiated to cure, nevertheless this note has no default provisions.

On November 27, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 27, 2018, in the amount of $250,000. The lender was Auctus Fund LLC. The notes have a maturity of August 27, 2019 and interest rate of 12% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company is currently negotiating an extension with the noteholder as it is currently past due. As a result of a default provision, the interest rate has increased to 24%. The Company during 2019 issued 112,829,802 shares of its common stock which reduced the principal by 50,819 and paid interest of $25,035.

On December 31, 2019, Beyond Commerce, Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Securities Purchase Agreement”) with TCA Special Situations Credit Strategies ICAV, an Irish collective asset vehicle (the “Buyer” or “TCA ICAV”), and TCA Beyond Commerce, LLC, a Wyoming limited liability company (“TCA Beyond Commerce”), pursuant to which the Buyer purchased from the Company a senior secured redeemable debenture having an initial principal amount of $900,000 and an interest rate of 16% per annum (the “Initial Debenture”). The Initial Debenture, and any future debentures that may be purchased by Buyer pursuant to the Securities Purchase Agreement (the “Additional Debentures”), is secured through an unconditional and continuing security interest in all of the assets and properties, including after acquired assets, of the Company and each of its subsidiaries, which are acting as guarantors with respect to the Company’s obligations under the Initial Debenture and any Additional Debentures, pursuant to that certain Security Agreement, dated December 31, 2019, entered into by the Company and TCA Beyond Commerce in favor of the Buyer (the “Security Agreement”).In addition, Geordan Pursglove, the Company’s CEO, delivered a personal guaranty with respect to the Company’s obligations under the Securities Purchase Agreement. The maturity date on this security is December 31, 2021.

 TCA Beyond Commerce entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”), whereby TCA Beyond Commerce acquired 100% of the authorized and issued membership interests of CCS from its sole member (the “CCS Seller”). TCA Beyond Commerce acquired the membership interests for a purchase price $525,000 (the “CCS Purchase Price”), with $175,000 to be paid in cash and the remaining $350,000 to be paid through TCA Beyond Commerce’s issuance of a convertible promissory note with an original principal of $350,000 and a conversion feature that provides the CCS Seller with the right to convert outstanding principal and accrued interest into shares of the Company’s common stock at a price based on the 10-day trailing average price of the Company’s stock. The cash maturity date is December 31, 2022.

NOTE 8.  ACQUISITION RELATED SHORT AND LONG TERM BORROWINGS

Short-term and Long-term borrowings, acquisition related, consist of the following:	December 31,	December 31,
Short term debt; acquisition related;	2019	2018
Short term note – Jean Mork Bredeson Cash deficit holdback	210,000	-
Short Term note – Jean Mork Bredeson Purchase allocation	1,381,914	-
Total short-term debt, acquisition related	1,591,914	-

Long term debt; acquisition related;
Promissory Note – Jean Mork Bredeson, interest rate of 5.5%, due 2/28/2022	2,100,000	-
Total short-term and long-term borrowings, before debt discount	3,361,914	-
Less debt discount	230,215	-
Total short-term and long-term borrowings, acquisition related	$3,461,699	$-

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

As a component of the Service 800 transaction, in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson, a $210,000 amount was held out until May 30, 2019 and continues to be outstanding. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $1,381,914 as of December 31, 2019.

NOTE 9.  COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

As of December 31, 2019, our authorized capital stock consisted of 2,030,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2018, there were 1,017,450,000 issued and outstanding shares of common stock.

On March 5, 2018, the Company’s board of directors increased the authorized shares by 10,000,000 bringing the total authorized to 1,010,000,000. Subsequently on March 26, 2018, the Company’s board of directors increased the authorized shares by another 40,000,000, on August 9, 2018 increased another 50,000,000 and on February 11, 2019 increased another 800,000,000 shares, bringing the total authorized to 1,900,000,000. On August 26, 2019, the Company filed an amendment to its Articles of Incorporations to increase the number of shares of authorized Common Stock to 2,030,000,000.

During the year ended December 31, 2019 the Company issued 396,729,678 shares valued at $1,463,417 for the conversion of certain debt and accrued interest into shares of our stock. Also, during these twelve months the Company issued 70,000,000 shares valued at $427,000, which was based on the stock price for our stock on the date of the close, in relation to the acquisition of PathUX and 10,825,000 shares valued at $303,925 for services provided in lieu of cash.

On March 27, 2020, the Company submitted for filing an amendment to its Articles of Incorporation to increase the number of shares of authorized Common Stock to 3,000,000,000.

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

Preferred Stock

We are authorized to issue up to 250,000,000 shares of our “blank check” preferred stock, par value of $0.001. Effective July 27, 2017, we designated 250,000,000 of our “blank check” preferred shares as Series A Preferred Stock, all of which are issued and outstanding. Each share of Series A Preferred Stock entitles its holder to (i) cumulative, non-participating dividends in preference and priority to any declaration or payment of a dividend on any of the Company’s common stock, at a rate of 12% per annum, and (ii) three times (3x) voting preference over common stock.  As of December 31, 2019 and 2018, there were 249,999,900 and 250,000,000 issued and outstanding shares of Series A preferred stock.

Following cancellation of 100 shares of Series A preferred stock, such 100 shares of preferred stock were returned to treasury, increasing the number of shares of authorized undesignated preferred stock from 0 to 100. The Board designated 51 of such 100 shares as Series B Preferred. Each share of Series B Preferred carries approximately 1% of the voting power, but these shares do not have any economic rights. The Board issued 20 shares of the Series B Preferred to Geordan Pursglove; the remaining 31 shares of Series B Preferred are authorized but unused. There are 49 shares of authorized but undesignated preferred stock. The value of this transaction is $293,000 based on an independent valuation of the transaction. The value of this transaction is $293,000 based on an independent valuation of the transaction.

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

Pursuant to the terms of the Discover Growth Fund SPA, we issued to Discover warrant to purchase up to 16,666,667 shares of our common stock upon the subsequent funding of the remaining $2,000,000 which occurred on February 28, 2019, exercisable beginning on the nine (9) month anniversary from the date of issuance for a period of three (3) years at an exercise price of $0.15 per share (the “Warrant”). In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model, and based on the relative fair value of the warrant and cash received, we recorded a debt discount on the note principle of $696,850. Management used the following inputs to value the Discover Warrants by Expected Term – 3 years, Exercise Price - $0.15, Expected Volatility- 388.94%, Expected dividends – None, and Risk-Free Rate – 2.54%

As of December 31, 2019, no warrants have vested.

2008 Equity Incentive Stock Option Plan

During the years ended December 31, 2019 and 2018, the Company did not issue any stock options. This Company’s existing stock plan expired on September 11, 2018.

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

NOTE 10.  RELATED PARTIES

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

On May 8, 2019, the Company issued a short-term convertible note payable for $54,000.  The note had a sixty- day term which was due on July 8, 2019 and bears interest at a rate of 15% per annum.  The company is currently negotiating an extension with the noteholder as it is currently past due, however the note has no default provisions.

NOTE 11.  INCOME TAXES

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31,
	2019	2018

Statutory U.S. federal rate	(21.00)%	(21.00)%
Permanent differences	6.0%	6.0%
Valuation allowance	15.00%	15.00%
Provision for income tax expense(benefit)	0.0%	0.0%

	2019	2018
Deferred tax assets:
Net operating loss carry-forwards	$5,507,812	$5,569,969
Accrued expenses	0	1,997,776

Total deferred tax assets	$5,507,812	$7,567,745

Valuation allowance	(5,507,812)	(7,567,745)
Net deferred tax asset	$-	$-

At December 31, 2019, the Company had estimated U.S. federal net operating losses of approximately $26,227,700 for income tax purposes which will expire between 2028 and 2029.  For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets.  The net change in the total valuation allowance for the year ended December 31, 2019 was a decrease of $2,059,933 mainly attributable to timing differences in accruals and NOL utilization in the current year.  The Company follows FASC 740-10-25 P which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded.

The Company may not be able to utilize the net operating loss carryforwards for its US income taxes in future periods should it experience a change in ownership as defined in Section 382 of the Internal Revenue Code (“IRC”).  Under section 382, should the Company experience a more than 50% change in its ownership over a 3 year period, the Company would be limited based on a formula as defined in the IRC to the amount per year it could utilize in that year of the net operating loss carryforwards.   As of December 31, 2019, the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company's accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods in which there are uncertain tax positions.

 NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Matters

A complaint against us, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company’s acquisition of Service 800, seeking in excess of $1.6 million in damages. The Company believes these claims to be unfounded and the Company is continuing to vigorously defend itself against this lawsuit. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800.

In 2008 the Company filed suit against its former co-founder, President, Chief Executive Officer George Pursglove for breach of confidentiality and non-compete while employed and also postemployment, breach of fiduciary duty and other matters, and the Company was seeking to enforce certain non-compete agreements.  The former CEO subsequently counter-sued the Company for breach of contract, breach of implied covenant of good faith and fair dealing and other matters.  The former CEO was seeking to be awarded $75,000 in cash plus at least 3.3 million shares of stock of the Company.  On July 28, 2011, the Company received a jury verdict ordering and adjudging in Case Number 2:08-cv-00496-KJD-LRL where BOOMj.com was the Plaintiff and the former CEO was the Defendant & Counterclaimant, that a judgment be entered in favor of the Defendant and Counterclaimant against the Plaintiff, BOOMj.com, in the amount of $20,775 for damages as to the claim for failure to pay wages, $3,000,000 for damages as to the conversion claim, and $3,000,000 for punitive damages. This debt was forgiven during the third quarter in the amount of $8,360,224 as the estate believed there was no future value on holding this judgement against the Company and felt that the elimination of this significant liability may provide better avenues of funding going forward. The Company recorded this as an adjustment to Additional Paid in Capital as this was a liability assumed in previous years.

In addition to the above, from time to time, we may be involved in litigation in the ordinary course of business. Other than as set forth above, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than as set forth above, to our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Operating Lease

We currently lease virtual office space at 3773 Howard Hughes Parkway, Suite: 500 Las Vegas, NV 89169.  We pay an annual fee of $120 for this lease. During 2019, we intend to move the Company’s headquarters to Florida. There is also a location in Minnesota for Service 800, Inc. on February 20, 2020 the company moved Service 800, Inc. to 110 Cheshire Lane, Minnetonka Minnesota 55305. Service 800 leases 3,210 square feet of office space under an operating lease agreement with Carlson Center East LLC. The lease, which expires June 30, 2023, requires base monthly rents of $4,160, plus operating expenses.

Tax Lien

Gain on disposal

NOTE 13.  NET INCOME (LOSS) PER SHARE OF COMMON STOCK

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

Convertible debt that is convertible into 2,603,664,933 and 39,834,276 shares of the Company’s common stock are not included in the computation, along with 249,999,900 and 250,000,000 of the Company’s preferred stock, for the years ended December 31, 2019 and 2018, respectively. Additionally, there are 16,666,667 and zero warrants that are exercisable into shares of stock as of December 31, 2019 and December 31, 2018, respectively, and there is an outstanding issue with Iliad, a former noteholder that claims warrants as being issued and outstanding that could result in 1,308,286 shares being issued. The Company is currently in negotiations over the issue. As warrants are exercisable above the current market rate, they would be excluded from any dilute share calculations.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018
Net (loss)	$(5,464,521)	$(4,296,240)
Weighted average shares used for basic earnings per share	1,251,780,336	1,008,065,890
Incremental diluted shares	-	-
Weighted average shares used for diluted earnings per share	1,251,780,336	1,008,065,890
Net income (loss) per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

NOTE 14. PROFORMA ACQUISITION FINANCIAL INFORMATION

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

 This acquisition  combined resources and customer base to support more productivity and help in the development of new product lines. Beyond Commerce started consolidating Service 800 Inc for financial reporting purposes as of March 1, 2019. From the date of acquisition to December 31, 2019, Service 800 reported revenue of $ 4,099,925.

The fair value of the purchase consideration issued to Service 800 Inc. was allocated to the net tangible assets acquired. The Company accounted for the Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $3,881,241. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill of $1,299,144. The company wrote down the asset value of Service 800, Inc. by approximately $635,000 mainly attributable to the value of the shares of stock issued to certain employees of Service 800, Inc. as the belief this was not considered an essential component of the transaction and not valued accordingly.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on external evaluations at the date of acquisition:

Value of considered paid:
Cash at Closing	$2,100,000
Promissory Note - discounted	1,781,241
Assets acquired	3,881,241

Assets Acquired:
Prepaid expenses	$28,316
Property, plant and equipment	47,484
Intangible assets	2,921,400
Goodwill	1,299,144
Assets acquired	$4,296,344

Liabilities Assumed:
Accounts payable	$121,958
Other current liabilities	293,145
Liabilities assumed	$415,103

Net assets acquired	$3,881,241
Fair value of consideration given	$3,881,241

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

 These acquisition liabilities are presented on the Company’s financials as follow:

Short-term contingent acquisition liability	$ 1,951,205
Long-term contingent acquisition liability	1,048,795
Total contingent acquisition liability	$ 3,000,000

On June 4, 2019, Robert Bisson, received 31,500,000 shares of Beyond Commerce’s restricted common stock, Christian Schine received 31,500,000 shares of Beyond Commerce’s restricted common stock, and Ryan Rich, received 7,000,000 shares of Beyond Commerce’s restricted common stock. The business combination between Beyond Commerce and PathUX LLC, became effective May 31, 2019, when Beyond Commerce received 100% of PathUX’s membership interests. PathUX’s assets consist of the company’s website, customer lists, current customer base, and customer’s in the company’s pipeline and proprietary software. Beyond Commerce has not paid any additional funds to the previous owners of PathUX as the extension period has expired, therefore the Company has forfeited the 70,000,000 shares valued at $427,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on internal company evaluations at the date of acquisition:

Assets Acquired:
Cash	$9,066
Accounts receivable	16,326
Proprietary Software	1,063,441
Intangible asset – customer list	2,070,110
Assets acquired	$3,158,943

Accounts payable	$5,705
Other current liabilities	153,238
Liabilities assumed	$158,943

Net assets acquired	$3,000,000
Fair value of consideration given	$3,000,000

Customer Centered Strategies, LLC. (CCS)

On December 31, 2019 TCA Beyond Commerce, a joint venture which is 80% owned by Beyond Commerce entered into a Membership Interest Purchase, whereby TCA Beyond Commerce acquired 100% of the authorized and issued membership interests of CCS from its sole member. TCA Beyond Commerce acquired the membership interests for a purchase price $525,000 (the “CCS Purchase Price”), with $175,000 to be paid in cash and the remaining $350,000 to be paid through TCA Beyond Commerce’s issuance of a convertible promissory note with an original principal of $350,000 and a conversion feature that provides the CCS with the right to convert outstanding principal and accrued interest into shares of the Company’s common stock at a price based on the 10-day trailing average price of the Company’s stock.

In addition to the CCS purchase price, the CCS and Service 800, Inc., entered into an employment agreement whereby the CCS will be employed by Service 800 as Vice President of Operations and Technologies for a period of six months.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on internal company evaluations at the date of acquisition:

Assets Acquired:
Cash	$37,597
Accounts receivable	155,626
Prepaid expense	2,500
Intangible asset – customer list	535,877
Assets acquired	$731,600

Accounts payable	$37,817
Other current liabilities	37,534
Liabilities assumed	$75,350

Net assets acquired	$656,250
Fair value of consideration given:
Cash	$175,000
Convertible note – 5%	350,000
Minority interest	131,250
Total	$626,250

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Service 800 Inc, and PathUX, and Customer Centered Strategies occurred on January 1, 2018:

	Twelve Months Ended
	December 31,
	2019	2018
Net Revenues	$7,312,278	$6,632,611
Net (loss) income from operations	(5,859,912)	(3,699,574)
Net (loss) income per share from operations	(0.01)	(0.00)
Weighted average number of shares – basic and diluted	1,176,847,590	1,004,144,021

NOTE 15. Abandonment of BoomJ Inc.

The Company during the fourth quarter of 2019 abandoned the BoomJ Inc. entity as there was believed to no future value to the organization. Abandonment occurs either when a business terminates its operations or when the asset is no longer profitable to operate.  The gain on this entity’s is the write off on Accounts Payable and Accrued Liabilities for a total of $3,239,608.

NOTE 16.  SUBSEQUENT EVENTS

Impact of Disease Outbreak and Management’s Plans

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic”. First identified in late 2019 and known now as COVID-19, the outbreak has impacted thousands of individuals worldwide. In response, many countries have implemented measures to combat the outbreak which have impacted global business operations, including drastic reductions or stoppages in international flights by all major international airline carriers which are serviced by the Company.

Majority of the states within the United States have issued a stay at home order to its residents and have required closure of all in-store retail restaurants. Accordingly, the Company’s revenues associated with our business model has drastically declined through date of the financial statements and its results of operations, cash flows and financial condition have been negatively impacted by the pandemic.

The impact of the disease outbreak, as of the date of the financial statements, remains highly fluid and uncertain.  The Company is unable to predict, with any sort of certainty, the timing for the end of international travel restrictions, along with the subsequent recovery and resumption of normal operations of its airline customer base.  Similarly, the Company is unable to predict the timing for resumption of normal purchasing activity related to its freshly prepared meals business with its largest customer.  Accordingly, the financial impact on the results of operations, cash flows and financial condition cannot be reasonably estimated at this time.  No impairments were recorded as of the balance sheet date; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses in 2020 through the date of the financial statements as its revenue has significantly decreased for reasons described above.

Management believes the following actions being taken to revise the Company's operations during the pandemic provide the opportunity for the Company to continue as a going concern:

The Company continues to maintain the business working with customers to fit their needs - We are also offering COVID19 type services. We have clients in the medical field and are offering to do survey work for them in regards to their response for the COVID outbreak so they can document how they are doing as a company. We are in touch with our customers daily, we have even discussed switching them from phone calls to web surveys until this has passed. Along with the above the Company is applying for the Paycheck Protection funds to assist in maintaining our employee bas

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None

TEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our President (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Certifying Officers have concluded that, as of the end of such period, December 31, 2019, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Certifying Officers, to allow timely decisions regarding such disclosure.

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

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was not effective as of the end of the fiscal year ended December 31, 2019. Based upon that evaluation, the Company’s President concluded that the Company’s internal control over financial reporting is not effective due to the material weakness noted below.  A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified. The Company downsized its workforce in 2019 and at December 31, 2019 did not have sufficient people with complex accounting expertise on certain matters to support its internal control over financial reporting which impacted its financial close process.

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

ITEM 9B.   OTHER INFORMATION

For the fourth quarter ended December 31, 2019, all items required to be disclosed under Form 8-K were reported.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our officers and directors follows.

MANAGEMENT

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of the date of this prospectus:

Name	Age	Position(s)	Date of Appointment

Geordan Pursglove	32	Chief Executive Officer, Secretary, Treasurer, and Chairman of the Board of Directors	March 18, 2019
Peter M. Stazzone	67	Independent Director	July 27, 2018
Robert E. Honeyman	67	Independent Director	July 27, 2018
Frederic S. Maxik	58	Independent Director	July 30, 2018

Geordan Pursglove. Mr. Pursglove was appointed as President on March 18, 2019. Prior to this Mr. Pursglove served as the managing director of The 2GP Group LLC. During his time as the Managing Director of The 2GP Group Mr. Pursglove had built multiple businesses, in Sports, Sales, Marketing and Logistics. Prior to forming The 2GP Group Mr. Pursglove attended Broward College from 2007 to 2011, Mr. Pursglove has spent time at the multiple companies which his father co-founded, George D. Pursglove. He has spent years becoming familiar with all aspects of the businesses.

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

Board Composition

Corporate Governance and Director Independence

Our business and affairs are managed under the direction of our Board of Directors, which consist of four members. The Company’s common stock is currently listed for quotation on the OTCPink Marketplace operated by OTC Markets Group Inc.    In determining whether any of its directors are independent, the Company has applied the definition for “Independent Directors” set out in Nasdaq Listing Rule 5605(a)(2), as the OTC Markets Group, Inc. does not provide such a definition.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for our fiscal years ended December 31, 2019 and 2018 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total Compensation ($)
George D. Pursglove	2019	$360,000*	$-	$-	$-	$-	$30,000*
Chief Executive Officer and Chairman	2018	$360,000*	$-	$-	$-	$-	$360,000*

Geordan Pursglove	2019	$330,000*	$-	$-	$-	$-	$330,000*
Chief Executive Officer and Chairman	2018	$0*	$-	$-	$-	$-	$0*

*	Represents accrued but unpaid salaries during fiscal years 2019 and 2018.

There were no other salaries paid in 2019 and 2018 to any other officer. No executive officer received total annual salary and bonus compensation in excess of $100,000.

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

Outstanding Equity Awards at Fiscal Year End

As of the Company’s fiscal years ended December 31, 2019 and 2018, the Company had no outstanding equity awards.

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

On December 31, 2019 the Company canceled 100 shares of Series A preferred stock which were owned by Mr. Pursglove through the entity The 2GP Group LLC, Such 100 shares of preferred stock were returned to treasurey, increasing the number of shares of authorized undesignated preferred stock from 0 to 100. The Board designated 51 of such 100 shares as Series B Preferred. Each share of Series B Preferred carries approximately 1% of the voting power, but these shares do not have any economic rights. The Board issued 20 shares of the Series B Preferred to Geordan Pursglove; the remaining 31 shares of Series B Preferred are authorized but unused. There are 49 shares of authorized but undesignated preferred stock. The value of this transaction is $293,000 based on an independent valuation of the transaction.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities; (ii) our director and chief executive officer; (iii) our chief financial officer; and (iv) all executive officers and directors as a group as of April 8, 2020. Unless otherwise indicated, the address of all listed stockholders is c/o Beyond Commerce, Inc., 3773 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)	Series A Preferred Stock Beneficially Owned (1)	Series A Percentage of Preferred Stock Owned (1)	Series B Preferred Stock Beneficially Owned (1)	Percentage of Series B Preferred Stock Owned (1)	Percentage of Voting Power (2)
Directors and Officers:

Geordan Pursglove	-	-	-	-	20	100%	28.98
Peter Stazzone	-	-	-	-	-	-	-
Frederic Maxik	-	-	-	-	-	-	-
Robert Honeyman	-	-	-	-	-	-	-

All officers and directors (4 persons)	-	-	-	-	20	100%	28.98

The 2GP Group, LLC (3)	-	-	206,249,900	82.50	-	-	20.0
Fiona Oakley(4)	1,556,632	*	43,750,000	17.50	-	-	4.18
Caledonian Bank Limited (5)	243,600,000	16.19	-	-	-	-	7.67
Eurolink Investment, Inc. (6)	96,000,000	6.38	-	-	-	-	3.02
Legion Trading LLC (7)	97,800,000	6.50	-	-	-	-	3.08
Universal Partners Corp. (8)	97,800,000	6.50	-	-	-	-	3.08

(1)

Applicable percentage ownership is based on 1,505,004,678 shares of common stock outstanding 249,999,900 shares of Series A Preferred Stock, and 20 shares of Series B Preferred Stock issued and outstanding as of February 13, 2020. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of February 13, 2020.

(2)

Represents the number of votes held on all matters submitted to a vote of our stockholders.  As of the date of this prospectus, we have 249,999,900 shares of Series A Preferred Stock issued and outstanding, each entitled to three (3) votes per share, and 20 shares of Series B Preferred Stock issued and outstanding, each entitled to three (3) votes per share. Each one (1) share of the Series B Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total number of votes of issued and outstanding shares of stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.

(3)

The shares are held by an entity controlled by Mr. Geordan Pursglove, President. Mr. Geordan Pursglove, managing member, holds sole voting and dispositive power over these shares.  The address for The 2GP Group, LLC is 222 Yamato Road, Suite 260, Boca Raton, FL 33431

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

(1)

Changes in Control

There are currently no arrangements which would result in a change in control of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2018 and 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $121,000 and $66,000 respectively.

Tax Fees

For the fiscal years ended December 31, 2019 and 2018, for professional services related to tax compliance, tax advice, and tax planning work by our principal accountants, we incurred expenses of $0 and $0 respectively.

All Other Fees

Registration Statement and Acquisition audits of Service 800, Inc which were completed for fiscal years ended December 31, 2019 and 2018 have fees associated with $ 50,000 and $43,000, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

Exhibit No.	Exhibit Description
3.1	Bylaws (incorporated herein by reference to Exhibit 3.3 to Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)
3.2	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)
3.3

Articles of Merger filed with the Secretary of State of the State of Nevada on January 14, 2008 (incorporated herein by reference to Exhibit 3.3 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

3.4

Certificate of Amendment filed with the Secretary of State of the State of Nevada on January 5, 2009 (incorporated herein by reference to Exhibit 3.4 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

3.5

Certificate of Amendment filed with the Secretary of State of the State of Nevada on August 26, 2011 (incorporated herein by reference to Exhibit 3.5 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

3.6

Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on July 27, 2017 (incorporated herein by reference to Exhibit 3.6 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

3.7

Certificate of Amendment filed with the Secretary of State of the State of Nevada on March 5, 2018 (incorporated herein by reference to Exhibit 3.7 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

3.8

Certificate of Amendment filed with the Secretary of State of the State of Nevada on March 28, 2018 (incorporated herein by reference to Exhibit 3.8 to Form 10-12G filed with the Securities and Exchange Commission on June 2, 2018)

3.9

Certificate of Amendment filed with the Secretary of State of the State of Nevada on August 9, 2018 (incorporated herein by reference to Exhibit 3.9 to Form S-1 filed with the Securities and Exchange Commission on October 9, 2018)

3.10

Certificate of Correction to Certificate of Amendment filed with the Secretary of State of the State of Nevada on August 10, 2018 (incorporated herein by reference to Exhibit 3.10 to Form S-1 filed with the Securities and Exchange Commission on October 9, 2018)

3.11

Certificate of Amendment filed with the Secretary of State of the State of Nevada on September 27, 2018 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on September 27, 2018)

3.12

Certificate of Amendment filed with the Secretary of State of the State of Nevada on October 1, 2018 (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed with the Securities and Exchange Commission on September 27, 2018)

3.13

Certificate of Designation filed with the Secretary of State of the State of Nevada on October 1, 2018 (incorporated herein by reference to Exhibit 3.3 to Form 8-K filed with the Securities and Exchange Commission on September 27, 2018)

4.1

Senior Secured Redeemable Debenture, between Beyond Commerce, Inc. and TCA Special Situation Credit Strategies ICAV, dated December 31, 2019 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020)

4.2

Security Agreement, between Beyond Commerce, Inc., TCA Beyond Commerce, Inc. and TCA Special Situation Credit Strategies ICAV, dated December 31, 2019 (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020)

4.3

Convertible Promissory Note, between TCA Beyond Commerce, LLC and Shannon Gronemeyer, dated December 31, 2019 (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020)

10.1

Employment Agreement by and between Beyond Commerce, Inc. and George Pursglove, dated June 1, 2017 (incorporated herein by reference to Exhibit 10.1 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

10.2

Securities Purchase Agreement, by and between Beyond Commerce, Inc. and Iliad Research and Trading, L.P., dated March 28, 2018 (incorporated herein by reference to Exhibit 10.2 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

10.3	Form of Convertible Promissory Note, dated March 28, 2018 (incorporated herein by reference to Exhibit 10.3 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)
10.4	Form of Warrant, dated March 28, 2018 (incorporated herein by reference to Exhibit 10.4 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)
10.5

Stock Purchase Agreement, by and between Service 800, Inc. and Beyond Commerce, Inc., dated December 14, 2017 (incorporated herein by reference to Exhibit 10.5 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

10.6		Convertible Promissory Note, dated June 14, 2018 (incorporated herein by reference to Exhibit 10.6 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)
10.7

Form of Securities Purchase Agreement, by and between Beyond Commerce, Inc. and Discover Growth Fund, LLC, dated August 7, 2018 (incorporated herein by reference to Exhibit 10.7 to Form S-1 filed with the Securities and Exchange Commission on October 9, 2018)

10.8

Form of Senior Secured Redeemable Convertible Debenture, dated August 7, 2018 (incorporated herein by reference to Exhibit 10.8 to Form S-1 filed with the Securities and Exchange Commission on October 9, 2018)

10.9		Form of Warrant, dated August 7, 2018 (incorporated herein by reference to Exhibit 10.9 to Form S-1 filed with the Securities and Exchange Commission on October 9, 2018)
10.10		Form of Lender Note, dated August 7, 2018 (incorporated herein by reference to Exhibit 10.10 to Form S-1 filed with the Securities and Exchange Commission on October 9, 2018)
10.11

Stock Purchase Agreement, by and between Service 800, Inc. and Beyond Commerce, Inc., dated December 14, 2017 (incorporated herein by reference to Exhibit 10.5 to Form S-1/A filed with the Securities and Exchange Commission on December 12, 2018)

10.12

Form of Subordinated Convertible Promissory Note, by and between Beyond Commerce, Inc and the individuals set forth on Exhibit A to the Note (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

10.13

Membership Unit Purchase Agreement, among Path UX, LLC and Beyond Commerce, Inc., dated May 31, 2019 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 1, 2019)

10.13

Subordinated Convertible Promissory Note, by and between Beyond Commerce, Inc. and certain individuals, dated May 31, 2019 (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on August 1, 2019)

10.14

Security Agreement, by and between Path UX, LLC and Beyond Commerce, Inc., dated May 31, 2019 (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on August 1, 2019)

10.15

Securities Purchase Agreement, between Beyond Commerce, Inc., TCA Beyond Commerce, LLC and TCA Special Situations Credit Strategies ICAV, dated December 31, 2019 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020)

10.16

Membership Interest Purchase Agreement, between Customer Centered Strategies, LLC, Shannon Gronemeyer and TCA Beyond Commerce, LLC, dated December 31, 2019 (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020)

10.17

Amended and Restated Limited Liability Company Agreement of TCA Beyond Commerce, LLC, dated December 31, 2019 (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020)

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beyond Commerce, Inc.

April 14, 2020	By:	/s/ Geordan Pursglove
Geordan Pursglove, President/CEO and Director (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Geordan Pursglove	President, CEO	April 14, 2020
Geordan Pursglove	(Principal Executive, Financial and Accounting Officer)

/s/ Peter M. Stazzone	Director	April 14, 2020
Peter M. Stazzone
/s/ Robert E. Honeyman	Director	April 14, 2020
Robert E. Honeyman
/s/ Frederic S. Maxik	Director	April 14, 2020
Frederic S. Maxik