Form 10-Q
period 2020-03-31
Beyond Commerce, Inc.
filed 2020-05-15
CIK 1386049

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 14, 2019, the registrant had outstanding 1,627,914,678 shares of common stock.

Contents

PART 1. FINANCIAL INFORMATION4

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS34

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.39

ITEM 4. CONTROLS AND PROCEDURES39

PART II – OTHER INFORMATION41

ITEM 1. LEGAL PROCEEDINGS.41

ITEM 1A. RISK FACTORS.41

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.41

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.42

ITEM 4. MINE SAFETY DISCLOSURES.42

ITEM 5. OTHER INFORMATION.42

ITEM 6. EXHIBITS.42

SIGNATURES44

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond Commerce, Inc.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED

March 31, 2020 & 2019

BEYOND COMMERCE, INC.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash & cash equivalents	$222,412	$585,339
Accounts receivable, net	1,373,402	1,347,813
Assets held for sale, current	2,652,502	113,470
Other current assets	104,875	24,229
Total current assets	4,353,191	2,070,851

Assets held for sale, long-term	-	2,695,085
Property, equipment, and software - net	34,464	37,468
Intangible asset- net	3,018,768	3,137,083
Goodwill	1,299,144	1,299,144

	$8,705,567	$9,239,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$758,276	$597,777
Other current liabilities	361,310	149,873
Accrued payroll & related items	1,023,166	1,015,180
Derivative liability	1,019,089	1,433,403
Short-term borrowings – net of discount	2,874,540	2,714,762
Liabilities of assets held for sale, current	2,652,502	2,109,850
Short-term borrowings- related party	54,000	54,000
Total current liabilities	8,742,883	8,074,845

Long-term borrowings – net of discount	3,146,347	3,119,785
Liabilities of assets held for sale, long-term	-	1,048,795
Total liabilities	11,889,230	12,243,425

Commitments and Contingencies

Mezzanine Equity:
Preferred stock series A, $0.001 par value of 249,999,900 shares authorized and 249,999,900 and 249,999,900 shares issued and outstanding, respectively.	250,000	250,000
Preferred stock series B, $0.001 par value of 49 shares authorized and 20 and no shares issued and outstanding, respectively.	-	-
Stockholders Equity:
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,627,914,678 and 1,495,004,678 issued and outstanding as of March 31, 2020 and at December 31, 2019, respectively.	1,627,914	1,495,004
Additional paid in capital	43,479,157	43,347,152
Accumulated deficit	(48,651,784)	(48,227,200)
Deficit attributable to Beyond Commerce, Inc stockholder	(3,294,713)	(3,135,044)
Equity attributable to noncontrolling interest	111,050	131,250
Total stockholders' deficit	(3,183,663)	(3,003,794)

Total liabilities and stockholders' deficit	$8,705,567	$9,239,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31,

UNAUDITED

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Revenues	$1,247,590	463,914

Operating expenses
Cost of revenue	422,420	112,054
Selling, general and administrative	304,035	121,043
Payroll expense	669,109	276,721
Professional Fees	250,159	129,291
Depreciation and amortization	123,440	53,591
Total operating expenses	1,769,163	692,700

Loss from operations	(521,573)	(228,786)

Non-operating income (expense)
Interest expense	(257,393)	(215,411)
Amortization of debt discount	(298,828)	(569,457)
Derivative related expenses	(121,599)	(1,121,999)
Change in derivative liability	403,909	(1,618,349)
Total non-operating income (expense)	(273,911)	(3,525,216)

Loss from continuing operations before income tax	(795,484)	(3,754,002)

Income from discontinued operation, net of tax	350,700	-
Provision for income tax	-	-

Consolidated net loss	$(444,784)	(3,754,002)
Consolidated net income (loss) attributable to: Noncontrolling interest	$(20,200)	-
Consolidated net loss, controlling interest	$(424,584)	(3,754,002)

Net income (loss) per common share-basic and diluted	$(0.00)	(0.00)

Weighted average shares of capital outstanding – basic and diluted	1,544,555,667	1,043,248,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31,

(Unaudited)

	2020	2019
Net loss	$(795,484)	(3,754,002)

Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative at note inception	121,599	178,332
Amortization of debt discount	298,828	569,457
Depreciation and amortization	123,441	53,591
Change in derivative liability	(403,909)	2,767,005
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(25,589)	(98,007)
(Increase) decrease in other current assets	(82,768)	-
Increase (decrease) in accounts payable	161,111	(256,644)
Increase (decrease) in payroll liabilities	-	381,903
Increase (decrease) in other current liabilities	245,146	215,314
Net cash provided by (used in) in operating activities.	$(357,625)	56,949

Cash flows from investing activities:
Acquisition of property and equipment	-	(2,218,201)
Cash acquired in acquisition	-	195,039
Net cash used in investing activities	$-	(2,023,162)

Cash flows from financing activities:
Repayment of Convertible Notes	(15,000)	-
Cash receipts from notes payable	9,698	2,000,000
Net cash provided (used in)by financing activities	(5,302)	2,000,000

Net increase (decrease) in cash and cash equivalents	(362,927)	33,787

Cash and cash equivalents, beginning balance	585,339	79,890
Cash and cash equivalents, ending balance	$222,412	113,678
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	-
Income taxes	$-	-
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$132,910	1,060,486
Notes issued in relation to Service 800 acquisition	$-	2,100,000
Purchase Price holdback note on Service 800 acquisition	$-	210,000
Purchase price allocation note on Service 800 acquisition	$-	541,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Paid in Capital	Deficit	Deficit
Balance, December 31, 2018	1,017,450,000	$ 1,017,450	250,000,000	$ 250,000	$ 27,599,349	$ (42,762,680)	$ (13,895,881)
Extinguishment of derivative liabilities on conversion	-	-	-	-	3,872,545	-	3,872,545
Warrants Issued with debt	-	-	-	-	696,850	-	696,850
Common stock issues for debt conversion	62,472,003	62,472	-	-	998,014	-	1,060,486
Common stock issued for interest conversion	5,507,873	5,508	-	-	90,399	-	95,907
Net loss	-	-	-	-	-	(424,583)	(444,783)
Balance, March 31, 2020	1,085,429,876	$ 1,085,430	250,000,000	$ 250,000	$ 33,257,157	$ (46,516,682)	$(11,924,095)

	Common Stock		Series A & B Preferred Stock		Non Controlling	Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Interest	Paid in Capital	Deficit	Deficit
Balance, December 31, 2019	1,495,004,678	$ 1,495,004	249,999,920	$ 250,000	$ 131,250	$ 43,347,152	$ (48,227,200)	$ (3,003,794)
Common stock issued for debt conversion	132,910,000	132,910	-	-		-	-	132,910
Extinguishment of derivative liabilities on conversion	-	-	-	-		132,005	-	132,005
Net loss	-	-	-	-	(20,200)	-	(424,584)	(444,784)
Balance, March 31, 2020	1,627,914,678	$ 1,627,914	249,999,920	$ 250,000	$111,050	$ 43,479,157	$ (48,651,784)	$(3,183,663)

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

Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the periods ended March 31, 2020 and 2019 included herein include the accounts of the Company, its wholly-owned subsidiaries Service 800 Inc., Path UX and IDriveYourCar which have been discontinued and Customer Centered Strategies, LLC., which the Company has an 80% investment interest. These financial statements have been prepared by management and are unaudited.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 2019.

NOTE 2. SELECTED ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three (3) months ended March 31, 2020 and 2019, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2019 and 2018, respectively, which are included in the Company’s December 31, 2019 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 14 , 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) months ended March 31, 2020 are not necessarily indicative of results for the entire year ending December 31, 2020.

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Estimates are used in the determination of depreciation and amortization and the valuation for non-cash issuances of equity instruments, web site, income taxes, and contingencies, among others. Actual results could differ materially from these estimates.

Cash and Cash Equivalents

The Company classifies as cash and cash equivalents amounts on deposit in banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company’s cash management system is currently integrated within several banking institution.

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

	March 31, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	-	-	-
Total	$-	-	-	-
Liabilities
Derivative Liabilities	$-	-	1,019,089	1,019,089
Total	$-	-	1,019,089	1,019,089

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	December 31, 2019 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	-	-	-
Total	$-	-	-	-
Liabilities
Derivative Liabilities	$-	-	1,433,403	1,433,403
Total	$-	-	1,433,403	1,433,403

Derivative liability as of December 31, 2019	$1,433,403
Change in derivative liability during the period	(414,314)
Balance at March 31, 2020	$1,019,089

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

The majority of the Company’s revenue is generated by the completion of a survey. Revenue is recognized and customers are billed at the point in time a survey occurs or when a related service is complete. The Company may require a deposit from new customers for set up costs or as down payments. These amounts are not significant to the financial statements. Revenue is no longer reflected from PathUX’s and iDriveYourCar subsidiaries, which matches professional chauffeurs with passengers who want to be driven in their own car within the New York City area as this these entities are in the process of being sold. The Company maintains an exclusive network independent drivers. Revenue is complete when the services are provided traditionally through credit card payments.

Accounts receivable

The Company’s accounts receivable arise primarily from the sale of the Company’s products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for March 31, 2020 and December 31, 2019, respectively.

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

Management used the following inputs to value the Derivative Liabilities for the three months ended March 31, 2020:

March 31, 2020 Derivative Liability
Expected term	4 months to 1 year
Exercise price	$ 0.00054-$0.001
Expected volatility	135%-213%
Expected dividends	None
Risk-free rate	0.17% to 1.48%

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Once determined, derivative liabilities are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value from inception is made quarterly and appears in results of operations as a change in fair market value of derivative liabilities.

Purchase Price Allocation

In accordance with ASC 805, Business Combinations, the Company recorded the assets acquired and liabilities assumed at their respective estimated fair values as of their respective acquisition dates, based on internal company and independent evaluations. The total estimated purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values.

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

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-21, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During the three month periods ended March 31, 2020 and 2019, the Company did not recognize any impairment charges.

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

Stock Based Compensation

During the three months ended March 31, 2020 and 2019, the Company did not issue any stock options for employee compensation. The former stock based compensation plan expired on September 11, 2018.  There is $303,925 of stock issued for services.

Recent Accounting Pronouncements

The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption is permitted in interim periods, including periods for which financial statements have not been issued or financial statements have not been made available for

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

issuance. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

The Company will continue to monitor these emerging issues to assess any potential future impact on its financial statements. The Company has taken the position that any future standards will not be disclosed to the extent they are not material to our operations.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because of recent events, the Company cannot state with certainty of its ability to continue. The accompanying consolidated financial statements for March 31, 2020 and 2019 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

NOTE 4.  DISCONTINUED OPERATIONS

PathUX, LLC

On April 24, 2020 the Company entered into a Settlement and Release Agreement whereas the transaction on May 31, 2019 between the former shareholders of PathUX and its IDriveYourCar subsidiary was unwound effective April 1, 2020 and all assets and liabilities were returned back to these former shareholders, without any further recourse to the Company.

Furthermore, the shares issued on June 4, 2019, to Robert Bisson, of 31,500,000 shares of Beyond Commerce’s restricted common stock, Christian Schine of 31,500,000 shares of Beyond Commerce’s restricted common stock, and Ryan Rich, of 7,000,000 shares of Beyond Commerce’s restricted common stock were released from any further claims. Since, Beyond Commerce had not paid any additional funds to the previous owners of PathUX and the extension period had expired, the Company has forfeited the 70,000,000 shares valued at $427,000 which were reflected in the December 31, 2019 financial statements.

The carrying amount of the PathUX Assets that meet the held for sale criteria will be adjusted in future periods based on changes in fair value. The results of the PathUX assets are presented as discontinued operations in the Consolidated Condensed Statements of Operations and Cash Flows.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the PathUX business which is presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, are as follows:

	Three months ended March 31,
	2020	2019

Total net sales	$219,867	$-
Cost of sales	147,829	-
Operating, selling, general and administrative expenses	91,133	-
Amortization of software	134,686	-
Income (loss) from discontinued operations	(153,781)	-
Gain on sale of discontinued operations	504,481	-
Income tax provision	-	-
Discontinued operations, net of tax	$350,700	$-

The following table presents the amounts reported in the Consolidated Condensed Balance Sheets as held for sale related to the PathUX Assets as of March 31, 2020 and December 31, 2019. As the sale was finalized shortly after close of the interim period, current period assets are shown as current on the balance sheet.

	March 31,	December 31,
	2020	2019
Current assets
Cash & cash equivalents	$74,103	$95,470
Accounts receivable - net	18,000	18,000
Total current assets	92,103	113,470
Proprietary Software, net	926,712	972,289
Intangible asset	1,633,687	1,722,796
Assets held for sale	$2,652,502	$2,808,555

Current liabilities	$156,983	$159,255
Contingent acquisition liability - short term	1,951,205	1,951,205
Total current liabilities	2,108,188	2,110,460
Contingent acquisition liability - long term	1,048,795	1,048,795
Liabilities of assets held for sale	$3,156,983	$3,159,255
Net Gain on assets held for sale	$504,481	$-
Net liabilities of assets held for sale	$2,652,502	$3,159,255

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 5.  PROPERTY, SOFTWARE AND COMPUTER EQUIPMENT

Property and equipment at March 31, 2020 and December 31, 2019 consisted of the following:

	2020	2019
Office and computer equipment	$22,214	$22,214
Furniture and fixtures	4,448	4,448
Software	20,822	20,822
Total property, software and computer equipment	47,484	47,484
Less: accumulated depreciation	(13,020)	(10,016)
	$34,464	$37,468

Depreciation expense for the three ended March 31, 2020 was $3,005, compared to $1,002 for the same period in 2019.

NOTE 6.  INTANGIBLE ASSETS

Intangible net assets of the Company at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, December 31,
	2020	2019
Tradename-Trademarks	$488,009	$501,692
Assembled Workforce	361,612	371,751
IP/Technology	137,867	146,667
Customer Base	1,408,866	1,449,205
Non-Competition agreements	103,629	131,892
Customer Relationships - CCS	518,785	535,876
Total intangible assets	$3,018,768	$3,137,083

Amortization expense for the three months ended March 31, 2020 was $120,436, compared to $34,616 for the same period in 2019.

NOTE 7.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31,	December 31,
	2020	2019
Accrued interest - notes	$361,310	$149,873
Total other current liabilities	$361,310	$149,873

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 8.  SHORT AND LONG TERM BORROWINGS

Short-term and Long-term borrowings, consist of the following:	March 31,	December 31,
Short term debt	2020	2019
Convertible Promissory Notes, bearing an annual interest rate of 15% secured, due 02/14/2019	$35,000	$50,000
Convertible Promissory Notes, bearing an annual interest rate of 12% secured, due 08/27/2019	199,181	199,181
Convertible Promissory Notes, bearing an annual interest rate of 8% secured, due 08/07/2020	1,360,683	1,467,869
Short term note – Jean Mork Bredeson Cash deficit holdback	210,000	210,000
Short Term note – Jean Mork Bredeson Purchase allocation	1,391,612	1,381,914
Total short term debt	3,196,476	3,308,964

Long term debt;
Convertible Promissory Notes, bearing an annual interest rate of 5.0%, due 12/31/22	350,000	350,000
Senior Secured Redeemable Debenture, bearing an annual interest rate of 16%, due 12/31/2021	900,000	900,000
Promissory Note – Jean Mork Bredeson, interest rate of 5.5%, due 2/28/2022	2,100,000	2,100,000
Total short-term and long-term borrowings, before debt discount	6,546,476	6,658,964
Less debt discount	(525,589)	(824,417)
Total short-term and long-term borrowings, net	$6,020,887	$5,834,547

Total short-term borrowings – net of discount	2,874,540	2,714,762
Total long-term borrowings – net of discount	3,146,347	3,119,785
Total short-term and long-term borrowings – net of discount	$6,020,887	$5,834,547

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

During the first quarter 2019 Discover Growth Fund LLC issued the additional $2,000,000 to the Company and converted $1,060,486 of the aggregate debt. During the current quarter Discover Growth Fund LLC converted $61,000 of their outstanding debt and interest.

On September 14, 2018, the Company issued a short-term convertible note payable for $50,000.  The note was originally due on February 14, 2019 and bears interest at a rate of 15% per annum.  The note is convertible into shares of common stock at $0.10 per share. The company is currently negotiating an extension with the noteholder, and has paid $5,000 for accrued interest during the third quarter 2019. This note is currently past due and is being negotiated to cure, nevertheless this note has no default provisions.

On November 27, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 27, 2018, in the amount of $250,000. The lender was Auctus Fund LLC. The notes have a maturity of August 27, 2019 and interest rate of 12% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company is currently negotiating an extension with the noteholder as it is currently past due. As a result of a default provision, the interest rate has increased to 24%. The Company during 2019 issued 112,829,802 shares of its common stock which reduced the principal by $50,819 and paid interest of $25,035.

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

As a component of the Service 800 transaction, in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson, a $210,000 amount was held out until May 30, 2019 and continues to be outstanding. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $1,391,612 as of March 31, 2020.

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

NOTE 9.  COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

As of March 31, 2020, our authorized capital stock consisted of 2,030,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2020, there were 1,627,914,678 issued and outstanding shares of common stock.

During the three months ended March 31, 2020 the Company issued 132,910,000 shares valued at $132,910 for the conversion of certain debt and accrued interest into shares of our stock.

On March 27, 2020, the Company submitted for filing an amendment to its Articles of Incorporation to increase the number of shares of authorized Common Stock to 3,000,000,000, which was approved on April 21, 2020.

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

Preferred Stock

 We are authorized to issue up to 250,000,000 shares of our “blank check” preferred stock, par value of $0.001. Effective July 27, 2017, we designated 250,000,000 of our “blank check” preferred shares as Series A Preferred Stock, all of which are issued and outstanding. Each share of Series A Preferred Stock entitles its holder to (i) cumulative, non-participating dividends in preference and priority to any declaration or payment of a dividend on any of the Company’s common stock, at a rate of 12% per annum, and (ii) three times (3x) voting preference over common stock.  As of March 31, 2020 and December 31, 2019, there were 249,999,900 and 249,999,900 issued and outstanding shares of Series A preferred stock.

Following cancellation of 100 shares of Series A preferred stock, such 100 shares of preferred stock were returned to treasury, increasing the number of shares of authorized undesignated preferred stock from 0 to 100. The Board designated 51 of such 100 shares as Series B Preferred. Each share of Series B Preferred carries approximately 1% of the voting power, but these shares do not have any economic rights. The Board issued 20 shares of the Series B Preferred to Geordan Pursglove; the remaining 31 shares of Series B Preferred are authorized but unused. There are 49 shares of authorized but undesignated preferred stock. The value of this transaction was $293,000 based on an independent valuation of the transaction.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Pursuant to the terms of the Discover Growth Fund SPA, we issued to Discover warrant to purchase up to 16,666,667 shares of our common stock upon the subsequent funding of the remaining $2,000,000 which occurred on February 28, 2019, exercisable beginning on the nine (9) month anniversary from the date of issuance for a period of three (3) years at an exercise price of $0.15 per share (the “Warrant”). In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model, and based on the relative fair value of the warrant and cash received, we recorded a debt discount on the note principle of $696,850. Management used the following inputs to value the Discover Warrants by Expected Term – 3 years, Exercise Price - $0.15, Expected Volatility- 388.94%, Expected dividends – None, and Risk-Free Rate – 2.54%

As of March 31, 2020, no warrants have vested.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Legal Matters

A complaint against us, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company’s acquisition of Service 800, seeking in excess of $1.6 million in damages. The Company believes these claims to be unfounded and the Company is continuing to vigorously defend itself against this lawsuit. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800. Answers and Affirmative additional Defenses to Third Party Claims were filed by Mr. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and , on April 24, 2020 Mr. Bredeson filed a Motion to Dismiss. The Company is preparing its responses to such filings.

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

Operating Lease

We currently lease virtual office space at 3773 Howard Hughes Parkway, Suite: 500 Las Vegas, NV 89169.  We pay an annual fee of $120 for this lease. In February of 2020 the Company moved its Service 800, Inc. subsidiary to 110 Cheshire Lane, Minnetonka Minnesota 55305. Service 800 leases 3,210 square feet of office space under an operating lease agreement with Carlson Center East LLC. The lease, which expires February 2021, requires base monthly rents of $4,160, plus operating expenses.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 11.  RELATED PARTIES

As of March 31, 2020, 206,250,000 shares of BCI’s Series A Convertible 12% Cumulative Preferred stock are held by The 2GP Group LLC, an entity controlled by Geordan Pursglove, President, CEO and Director. The Series A Convertible 12% Cumulative Preferred stock include a three times (3x) voting preference.

During the fourth quarter 2019 the Company canceled 100 shares of Series A preferred stock, such 100 shares of preferred stock were returned to treasury, increasing the number of shares of authorized undesignated preferred stock from 0 to 100. The Board designated 51 of such 100 shares as Series B Preferred. Each share of Series B Preferred carries approximately 1% of the voting power, but these shares do not have any economic rights. The Board issued 20 shares of the Series B Preferred to Geordan Pursglove; the remaining 31 shares of Series B Preferred are authorized but unused. There are 49 shares of authorized but undesignated preferred stock. The value of this transaction was $293,000 based on an independent valuation of the transaction.

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

Convertible debt that is convertible into 2,571,295,012 and 68,617,436 shares of the Company’s common stock are not included in the computation, along with 249,999,900 and 250,000,000 of the Company’s preferred stock, for the three months ended March 31, 2020 and 2019, respectively. These shares are not included as they would be antidilutive. Additionally, there are 16,666,667 and 16,666,667 warrants that are exercisable into shares of stock as of March 31, 2020 and 2019, and there is an outstanding issue with Iliad, a former noteholder that claims warrants as being issued and outstanding that could result in 80,578,512 and 1,308,286 shares being issued as of March 31, 2020 and 2019. The Company is currently in negotiations over the issue. As warrants are exercisable above the current market rate, they would be excluded from any dilute share calculations.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three -month period ended March 31, 2020 and 2019:

	Three-month periods ended March 31,
	2020		2019
Net income (loss)	$(424,583)		$(3,754,002)

Weighted average shares used for basic earnings per share	1,544,555,667		1,043,248,193

Incremental diluted shares	-	*	-	*

Weighted average shares used for diluted earnings per share	1,544,555,667		1,043,248,193

Net income (loss) per share:
Basic	$(0.00)		$(0.00)

Diluted	$(0.00)		$(0.00)

*The shares associated with convertible debt, preferred stock, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per common share).

NOTE 13. PROFORMA ACQUISITION FINANCIAL INFORMATION

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

PathUX, LLC

On April 24, 2020 the Company entered into a Settlement and Release Agreement whereas the transaction on May 31, 2019 between the former shareholders of PathUX and IDriveYourCar was unwound effective April 1, 2020 and all assets and liabilities were returned back to these former shareholders.

Furthermore, the shares issued on June 4, 2019, to Robert Bisson, of 31,500,000 shares of Beyond Commerce’s restricted common stock, Christian Schine of 31,500,000 shares of Beyond Commerce’s restricted common stock, and Ryan Rich, of 7,000,000 shares of Beyond Commerce’s restricted common stock were released from any further claims. Since, Beyond Commerce had not paid any additional funds to the previous owners of PathUX and the extension period had expired, the Company has forfeited the 70,000,000 shares valued at $427,000 which were reflected in the December 31, 2019 financial statements.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Service 800,Inc. and Customer Centered Strategies occurred on January 1, 2019:

	Three Months ended
	March 31,
	2020	2019
Net Revenues	$1,247,590	$ 1,246,573
Net (loss) income from operations	(424,583)	(3,754,497)
Net (loss) income per share from operations	(0.00)	(0.00)
Weighted average number of shares – basic and diluted	1,544,555,667	1,043,248,193

NOTE 14.  SUBSEQUENT EVENTS

Impact of Disease Outbreak and Management’s Plans

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic”. First identified in late 2019 and known now as COVID-19, the outbreak has impacted thousands of individuals worldwide. In response, many countries have implemented measures to combat the outbreak which have impacted global business operations.

Majority of the states within the United States have issued a stay at home order to its residents. Accordingly, the Company’s revenues associated with our business model has drastically declined through date of the financial statements and its results of operations, cash flows and financial condition have been negatively impacted by the pandemic.

The impact of the disease outbreak, as of the date of the financial statements, remains highly fluid and uncertain.  The Company is unable to predict, with any sort of certainty the timing for the end of the restrictions. Accordingly, the financial impact on the results of operations, cash flows and financial condition cannot be reasonably estimated at this time.  No impairments were recorded as of the balance sheet date; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future.

The Company continues to maintain the business working with customers to fit their needs - We are also offering COVID19 type services. We have clients in the medical field and are offering to do survey work for them in regards to their response for the COVID outbreak so they can document how they are doing as a company. We are in touch with our customers daily, we have even discussed switching them from phone calls to web surveys until this has passed. Along with the above the Company Service 800 was approved for the Paycheck Protection funds to assist in maintaining our employee base.

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

RESULTS OF OPERATIONS FOR THE THREE PERIODS ENDED

Three months ended March 31, 2020 and March 31,2019.

Revenue

Revenue generated for the three months ended March 31, 2020 was $1,247,590 as we began reporting revenue being created from both the Service 800 acquisition which was closed on March 4, 2019 and was effective February 28, 2019, compared to $463,914 revenue from the comparable three month period in 2019.

Operating Expenses

For three months end March 31, 2020, operating expenses were $1,769,163 and for the three months ended March 31,2019, operating expenses were $692,700. The significant increase is mainly attributable to the Service 800 acquisition and the related costs associated with this operation. There was $422,420 in cost of goods sold compared to $112,054 in the comparable period. Payroll increased to $669,109 from $276,721 during the three months ended March 31,2020 and 2019, respectively, due to the Service 800 employee addition, and general and administrative costs increased to $304,035 from $121,043 once again due to the Service 800 addition.

Non-operating income (expense)

The Company reported non-operating loss of $273,911 during the three months ended March 31, 2020, as compared to a loss of $3,525,216 during the three months ended March 31,2019, mainly attributable to the changes in the derivative liability and debt fees associated with the Discover Growth Fund Note.

Net Income (loss)

For three months end March 31, 2020, the Company incurred a net loss of $424,584 as compared to a net loss of $3,754,002 for three months end March 31,2019, which was primarily due to derivative-related changes in liability and debt fees associated with the Discover Growth Fund Note.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

There is substantial doubt about our ability to continue as a going concern.

As of March 31, 2020, we had an accumulated deficit of $48,651,784.  Since we discontinued operations in 2012 the continuity of our future operations is dependent upon our ability to increase sales and brand awareness. These conditions raise substantial doubt about our ability to continue as a going concern.  We intend to continue relying upon the issuance of debt and equity securities to finance our operations.  In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing.  However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital, that there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable.  Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $4,353,191 and $2,070,851 as of March 31, 2020 and December 31, 2019, respectively.  Current assets would consist primarily of cash, accounts receivable and Assets held for sale of $2,652,502 and $113,470 as of March 31, 2020 and December 31, 2019, respectively. The Company had a $48,651,784 accumulated deficit on its balance sheet as of March 31, 2020.

We had total current liabilities of $8,742,883 and $8,074,845 as of March 31, 2020 and December 31, 2019, respectively.  Current liabilities consisted primarily of the derivative liability, accounts payable, accrued payroll and payroll taxes, contingent acquisition liabilities, related party debt, convertible debt and interest, and the accrued interest, and Liabilities associated with the sale of PathUX of $2,652,502 and $2,109,850, respectively as of March 31, 2020 and December 31, 2019. The increase in our current liabilities is attributable to accrued interest, salary accruals and short-term debt incurred as part of the Service 800 and PathUX acquisitions.

We had a working capital deficit of $4,389,692 and $6,003,994 as of March 31, 2020 and December 31, 2019, respectively.  The decrease for the period as of March 31, 2020 compared to December 31, 2019 was primarily due to the PathUX acquisition liabilities being presented as current in anticipation of the PathUX unwinding.

Cash Flow from Operating Activities

For the three months ended March 31, 2020 and 2019, cash provided by (used in) operating activities was $(357,625) and $56,939 respectively. This decrease is mainly attributable to the Service 800 acquisitions.

Cash Flow from Investing Activities

For the three months ended March 31, 2020 and 2019, cash provided by (used in) investing activities was $0 and ($2,023,162) respectively, which represents cash used in the Service 800 transaction.

Cash Flow from Financing Activities

For the three months ended March 31, 2020 and 2019, cash provided by (used in) financing activities was $(5,302) and $2,000,000, respectively, which represents cash from the Discover Growth Fund LLC.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended March 31, 2020.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A complaint against us, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company’s acquisition of Service 800, seeking in excess of $1.6 million in damages. The Company believes these claims to be unfounded and the Company is continuing to vigorously defend itself against this lawsuit. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800.  Answers and Affirmative and Additional Defenses to Third Party Claims were filed by Mr. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and, on April 24, 2020, Ms. Bredeson filed a Motion to Dismiss. The Company is preparing its responses to such filings.

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

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on April 15, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than described below, there were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K.

On February 11,2020, the Company issued 76,000,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On March 9, 2020, the Company issued 27,730,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On March 25,2020, the Company issued 29,180,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

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

Beyond Commerce, Inc.

Dated: May 14, 2020	By:	/s/ Geordan Pursglove
Geordan Pursglove, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)