Form 10-Q
period 2020-06-30
Beyond Commerce, Inc.
filed 2020-08-14
CIK 1386049

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At August 13, 2020, the registrant had 2,987,681,061 shares of common stock outstanding.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS32

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.36

ITEM 4. CONTROLS AND PROCEDURES36

PART II – OTHER INFORMATION38

ITEM 1. LEGAL PROCEEDINGS.38

ITEM 1A. RISK FACTORS.38

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.38

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.39

ITEM 4. MINE SAFETY DISCLOSURES.39

ITEM 5. OTHER INFORMATION.40

ITEM 6. EXHIBITS.41

SIGNATURES42

 PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond Commerce, Inc.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED

June 30, 2020 & 2019

BEYOND COMMERCE, INC.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash & cash equivalents	$302,702	$585,339
Accounts receivable, net	1,140,659	1,347,813
Assets held for sale, current	-	113,470
Other current assets	70,446	24,229
Total current assets	1,513,807	2,070,851
Assets held for sale, long-term	-	2,695,085
Property, equipment, and software - net	46,923	37,468
Intangible asset- net	2,898,331	3,137,083
Goodwill	1,299,144	1,299,144

	$5,758,205	9,239,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$726,356	$597,777
Other current liabilities	409,344	149,873
Accrued payroll & related items	1,053,301	1,015,180
Derivative liability	424,748	1,433,403
Short-term borrowings – net of discount	3,253,249	2,714,762
Liabilities of assets held for sale, current	-	2,109,850
Short-term borrowings- related party	54,000	54,000
Total current liabilities	5,920,998	8,074,845

Long-term borrowings – net of discount	3,172,909	3,119,785
Liabilities of assets held for sale, long-term	-	1,048,795
Total liabilities	9,093,907	12,243,425

Commitments and Contingencies

Mezzanine Equity:
Preferred stock series A, $0.001 par value of 249,999,900 shares authorized and 249,999,900 and 249,999,900 shares issued and outstanding, respectively.	250,000	250,000
Preferred stock series B, $0.001 par value of 20 shares authorized and 20 and no shares issued and outstanding, respectively.	-	-
Stockholders Equity:
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 2,517,681,061 and 1,495,004,678 issued and outstanding as of June 30, 2020 and at December 31, 2019, respectively.	2,517,680	1,495,004
Additional paid in capital	44,580,576	43,347,152
Accumulated deficit	(50,787,793)	(48,227,200)
Deficit attributable to Beyond Commerce, Inc stockholder	(3,439,537)	(3,135,044)
Equity attributable to noncontrolling interest	103,835	131,250
Total stockholders' deficit	(3,335,702)	(3,003,794)

Total liabilities and stockholders' deficit	$5,758,205	$9,239,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE & SIX-MONTH ENDED JUNE 30,

UNAUDITED

	For the three months ended June 30, 2020	For the three months ended June 30, 2019	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Revenues	$782,009	$ 1,213,928	$2,029,599	$1,677,842

Operating expenses
Cost of revenue	248,017	343,030	670,437	455,084
Selling, general and administrative	348,117	324,643	652,152	445,686
Payroll expense	588,057	665,647	1,257,166	942,368
Professional Fees	213,582	363,871	463,741	493,162
Depreciation and amortization	124,206	160,296	247,646	213,887
Total operating expenses	1,521,979	1,857,487	3,291,142	2,550,187

Loss from operations	(739,970)	(643,559)	(1,261,543)	(872,345)

Non-operating income (expense)
Interest expense	(646,354)	(190,163)	(903,747)	(405,574)
Amortization of debt discount	(249,823)	(419,410)	(548,651)	(988,867)
Derivative related expenses	(1,130,476)	(464,501)	(1,252,075)	(1,586,500)
Change in derivative liability	623,399	(3,461,569)	1,027,308	(5,079,981)
Total non-operating income (expense)	(1,403,254)	(4,535,643)	(1,677,165)	(8,060,859)

Loss from continuing operations before income tax	(2,143,224)	(5,179,202)	(2,938,708)	(8,933,204)

Income from discontinued operation, net of tax	-	11,194	350,700	11,194
Provision for income tax	-	-	-	-

Consolidated net loss	$(2,143,224)	$(5,168,008)	$(2,588,008)	$(8,922,010)

Amounts Attributable to Noncontrolling and Controlling Interest
Consolidated net income (loss) attributable to:
Noncontrolling interest	$(7,215)	$-	$(27,415)	$-

Consolidated net loss, controlling interest	$(2,136,009)	$(5,168,008)	$(2,560,593)	$(8,922,010)

Net income (loss) per common share-basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares of capital outstanding –(basic and diluted)	1,906,073,735	1,140,710,865	1,725,314,701	1,092,248,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30,

(Unaudited)

	2020	2019
Net loss	$(2,588,008)	$(8,922,010)
Income from discontinued operations	350,700	11,194
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	303,925
Loss on derivative	1,812,208	1,775,356
Amortization of debt discount	548,651	988,867
Depreciation and amortization	247,647	213,887
Change in derivative liability	(1,027,308)	5,079,918
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	207,154	200,932
(Increase) decrease in other current assets	(48,337)	15,619
Increase (decrease) in accounts payable	129,190	(341,910)
Increase (decrease) in payroll liabilities	38,121	371,549
Increase (decrease) in other current liabilities	285,194	366,205
Net cash provided by (used in) in operating activities.	$(746,188)	$41,144

Cash flows from investing activities:
Acquisition of property and equipment	(16,230)	(2,209,074)
Cash acquired in acquisition	-	195,039
Net cash used in investing activities	$(16,230)	(2,014,035)

Cash flows from financing activities:
Repayment of Convertible Notes	(40,000)	-
Cash receipts from notes payable	519,781	2,000,000
Net cash provided (used in) by financing activities	479,781	2,000,000

Net increase (decrease) in cash and cash equivalents	(282,637)	27,109

Cash and cash equivalents, beginning balance	585,339	79,890
Cash and cash equivalents, ending balance	$302,702	$106,999
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$1,022,676	$1,248,393
Notes issued in relation to Service 800 acquisition	$-	$2,000,000
Purchase Price holdback note on Service 800 acquisition	$-	$210,000
Purchase price allocation note on Service 800 acquisition	$-	$1,233,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

(Unaudited)

Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Par Value	Shares	Shares	Par Value	Paid in Capital	Deficit	Equity
Balance, December 31, 2018	$ 1,017,450	$ 250,000,000	1,017,450,000	$ 250,000	$ 27,599,349	$ (42,762,860)	$ (13,895,881)
Extinguishment of derivative liabilities on conversion	-	-	-	-	3,872,545	-	3,872,545
Warrants issued with debt	-	-	-	-	696,850	-	696,850
Common stock issued for debt conversion	62,472	-	62,472,003	-	998,014	-	1,060,486
Common stock issued for interest conversion	5,508	-	5,507,873	-	90,399	-	95,907
Net loss						(3,754,002)	(3,754,002)
Balance, March 31, 2019	$ 1,085,430	-	1,085,429,876	$ 250,000	$ 33,257,157	$ (46,516,682)	$ (11,924,095)

Common stock issued for debt conversion	64,842	-	64,482,327	-	12,538	-	77,020
Common stock issued for interest	12,536	-	12,537,673	-	2,442	-	14,980
Stock issued for acquisition	70,000	-	70,000,000	-	357,000	-	427,000
Stock Issued for services	10,825	-	10,825,000	-	293,100	-	303,925
Extinguishment of derivative liabilities on conversion	-	-	-	-	464,501	-	464,501
Net loss						(5,168,008)	(5,168,008)
Balance, June 30, 2019	$1,243,274	250,000,000	1,243,274,876	$ 250,000	$ 34,386,738	$ (51,684,690)	$ (15,804,677)

	Series A&B Preferred Stock		Commonn Stock		Non-Controlling		Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Interest		Paid in Capital	Deficit	Deficit
Balance, December 31, 2019	249,999,920	$ 250,000	1,495,004,678	$ 1,495,004	$ 131,250	$ -	$ 43,347,152	$ (48,227,200)	$ (3,003,794)
Common stock issued for debt conversion	-	-	132,910,000	132,910			-	-	132,910
Extinguishment of derivative liabilities on conversion	-	-	-	-			132,005	-	132,005
Net loss	-	-	-	-	(20,200)		-	(424,584)	(444,784)
Balance, March 31, 2020	249,999,920	$ 250,000	1,627,914,678	$ 1,627,914	$ 111,050		$ 43,479,157	$ (48,651,784)	$ (3,183,663)
Common stock issued for debt conversion	-	-	889,766,383	889,766			-	-	889,766
Extinguishment of derivative liabilities on conversion	-	-	-	-			1,101,419	-	1,101,419
Net loss	-	-	-	-	(7,215)		-	(2,136,009)	(2,143,224)
Balance, June 30, 2020	249,999,250	$ 250,000	2,517,681,061	$ 2,517,680	$ 103,835		$ 44,580,576	$ (50,787,793)	$ (3,335,702)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Beyond Commerce, Inc. (the “Company”,” BCI” and “we”), has a planned business objective to develop, acquire, and deploy disruptive strategic software technology and market-changing business models through selling our own products and the acquisitions of existing companies. We plan to offer a cohesive digital product and services platform to provide our future clients with a single point of contact for all their internet marketing technology and services (IMT&S) and information management (IM) initiatives.

Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the periods ended June 30, 2020 and 2019 included herein include the accounts of the Company, its wholly-owned subsidiaries Service 800 Inc., Path UX and IDriveYourCar (which have been discontinued) and Customer Centered Strategies, LLC, which the Company has an 80% investment interest. These financial statements have been prepared by management and are unaudited.

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 2. SELECTED ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the six (6) months ended June 30, 2020 and 2019, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2019 and 2018, respectively, which are included in the Company’s December 31, 2019 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 14 , 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six (6) months ended June 30, 2020 are not necessarily indicative of results for the entire year ending December 31, 2020.

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

Estimates are used in the determination of depreciation and amortization and the valuation for non-cash issuances of equity instruments, income taxes, and contingencies, among others. Actual results could differ materially from these estimates.

Cash and Cash Equivalents

The Company classifies as cash and cash equivalents amounts on deposit in banks and cash temporarily in various instruments with original maturities of six months or less at the time of purchase. The Company’s cash management system is currently integrated within several banking institution.

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

	June 30, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$	$-	$424,748	$424,748
Total	$	$-	$424,748	$424,748

	December 31, 2019 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$	$-	$1,433,403	$1,433,403
Total	$	$-	$1,433,403	$1,433,403

Derivative liability as of December 31, 2019	$1,433,403
Change in derivative liability during the period	(1,008,655)
Balance at June 30, 2020	$424,748

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Equipment, Furniture and fixtures	5-7 years
Software	16-60 months
Vehicles	7 years

When retired or otherwise disposed, the carrying value and accumulated depreciation of the property and equipment is removed from its respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Expenditures for maintenance and repairs which do not extend the useful lives of the related assets are expensed as incurred.

Valuation of Derivative Instruments

ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts, and recognizes a net gain or loss on debt extinguishment.

Management used the following inputs to value the Derivative Liabilities for the six months ended June 30, 2020:

June 30, 2020 Derivative Liability
Expected term	4 months to 1 year
Exercise price	$ 0.00015-$0.001
Expected volatility	184%-236%
Expected dividends	None
Risk-free rate	0.12% to 0.20%

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because of recent events, the Company cannot state with certainty of its ability to continue. The accompanying consolidated financial statements for June 30, 2020 and 2019 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

NOTE 4 – DISCONTINUED OPERATIONS

PathUX, LLC

 On April 24, 2020 the Company entered into a Settlement and Release Agreement whereby, effective as of April 1, 2020, the purchase agreement between the former shareholders of PathUX and IDriveYourCar dated May 31, 2019 was effectively unwound, withall assets and liabilities returned to such former shareholders.

Furthermore, the 31,500,000 shares of Beyond Commerce’s restricted common stock issued to Robert Bisson on June 4, 2019, the 31,500,000 shares of Beyond Commerce’s restricted common stock issued to Christian Schine on June 4, 2019, and the 7,000,000 shares of Beyond Commerce’s restricted common stock issued to Ryan Rich  on June 4, 2019, were released from any further claims. As Beyond Commerce had not paid any additional funds to the previous owners of PathUX and the extension period had expired, the Company has forfeited the 70,000,000 shares valued at $427,000 which were reflected in the December 31, 2019 financial statements.

Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the PathUX business which is presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, are as follows:

	Three months ended June 30,
	2020	2019

Total net sales	$-	$71,043
Cost of sales	-	55,428
Operating, selling, general and administrative expenses	-	4,421
Amortization of software	-	-
Income (loss) from discontinued operations	-	11,194
Gain on sale of discontinued operations	-	-
Income tax provision	-	-
Discontinued operations, net of tax	-	11,194

	Six months ended June 30,
	2020	2019

Total net sales	$219,867	$71,043
Cost of sales	147,829	55,428
Operating, selling, general and administrative expenses	91,134	4,421
Amortization of software	134,686	-
Income (loss) from discontinued operations	(153,781)	11,194
Gain on sale of discontinued operations	504,482	-
Income tax provision	-	-
Discontinued operations, net of tax	350,700	11,194

The following table presents the amounts reported in the Consolidated Condensed Balance Sheets as held for sale related to the PathUX Assets as of December 31, 2019. As the sale was finalized shortly after close of the first quarter 2020, the current balance sheet no longer reflects these operations.

December 31,
2019
Current assets
Cash & cash equivalents	$95,470
Accounts receivable - net	18,000
Total current assets	113,470
Proprietary Software, net	972,289
Intangible asset	1,722,796
Assets held for sale	$2,808,555

Current liabilities	$159,255
Contingent acquisition liability - short term	1,951,205
Contingent acquisition liability - long term	1,048,795
Liabilities of assets held for sale	$3,159,255

NOTE 5 - PROPERTY, SOFTWARE AND COMPUTER EQUIPMENT

Property and equipment at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Office and computer equipment	$25,003	$22,214
Furniture and fixtures	17,888	4,448
Software	20,822	20,822
Total property, software and computer equipment	63,713	47,484
Less: accumulated depreciation	(16,790)	(10,016)
	$46,923	$37,468

Depreciation expense for the three and six month periods ended June 30, 2020 was $3,769 and $6,774, respectively compared to $ 9,014 and $10,016 for the same periods in 2019, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible net assets of the Company at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, December 31,
	2020	2019
Tradename-Trademarks	$474,327	$501,692
Assembled Workforce	351,473	371,751
IP/Technology	129,067	146,667
Customer Base	1,368,527	1,449,205
Non-Competition agreements	75,367	131,892
Customer Relationships - CCS	499,570	535,876
Total intangible assets	$2,898,331	$3,137,083

Amortization expense for the three and six month periods ended June 30, 2020 was $120,436 and $240,872, respectively compared to $103,371 and $137,987 for the same periods in 2019, respectively.

NOTE 7.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30,	December 31,
	2020	2019
Accrued interest - notes	$409,344	$149,873
Total other current liabilities	$409,344	$149,873

NOTE 8.  SHORT- AND LONG-TERM BORROWINGS

Short-term and Long-term borrowings, consist of the following:	June 30,	December 31,
Short term debt;	2020	2019
Convertible Promissory Notes, bearing an annual interest rate of 15% secured, due 02/14/2019	10,000	50,000
Convertible Promissory Notes, bearing an annual interest rate of 12% secured, due 08/27/2019	149,247	199,181
Short-Term Note – Jean Mork Bredeson cash deficit holdback, 15%, past due	210,000	210,000
Short-Term Note – Jean Mork Bredeson purchase allocation, 15%, past due	1,401,695	1,381,914
Funding from the Payroll Protection Program, annual interest of 1%, due 04/24/2022	500,000	-
Convertible Promissory Notes, bearing an annual interest rate of 8% secured, due 08/07/2020	1,054,420	1,467,869
Total short-term debt	3,325,362	3,308,964

Long term debt;
Convertible Promissory Notes, bearing an annual interest rate of 5.0%, due 12/31/22	350,000	350,000
Promissory Note – Jean Mork Bredeson, interest rate 5.5%, due 2/28/2022	2,100,000	2,100,000
Senior Secured Redeemable Debenture, bearing an annual interest rate of 16%, due 12/31/2021	900,000	900,000
Total short-term and long-term borrowings, before debt discount	6,675,362	6,658,964
Less debt discount	(249,204)	(824,417)
Total short-term and long-term borrowings, net	$6,426,158	$5,834,547

Short-term and Long-term borrowings, consist of the following:
Short-term borrowings – net of discount	$3,253,249	2,714,762
Long-term borrowings – net of discount	3,172,909	3,119,785
Total Short-Term and long term borrowings – net of discount	$6,426,158	5,834,547

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

During the fiscal year 2019, Discover Growth Fund LLC issued the additional $2,000,000 to the Company and converted $1,249,522 of the aggregate debt. During the six months ended June 30, 2020, Discover Growth Fund LLC converted $413,449 of their outstanding debt.

On September 14, 2018, the Company issued a short-term convertible note payable for $50,000.  The note was originally due on February 14, 2019 and bears interest at a rate of 15% per annum.  The note is convertible into shares of common stock at $0.10 per share. The company is currently negotiating an extension with the noteholder and has paid $40,000 of the outstanding debt, leaving a remaining principal balance due of $10,000. This note is currently past due and is being negotiated to cure, nevertheless this note has no default provisions.

On November 27, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 27, 2018, in the amount of $250,000. The lender was Auctus Fund LLC. The notes have a maturity of August 27, 2019 and interest rate of 12% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. Additionally , If the stock price falls below par value , additional shares will be issued at the lower conversion rate so that stocks continue to be issued at par value. The note may be prepaid but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company is currently negotiating an extension with the noteholder as it is currently past due. As a result of a default provision, the interest rate has increased to 24%. The Company during 2019 issued 112,829,802 shares of its common stock which reduced the principal by $50,819 and paid interest of $25,035

Effective February 28, 2019 as a component of the closing of the business combination between Beyond Commerce, Inc. and Service 800, Jean Mork Bredeson, Founder and President of Service 800, the Company issued a $2,100,000 three-year 5.5% promissory note. Interest only payments are required during the first year of the note. The $2,100,000 promissory note is personally guaranteed by George Pursglove which in turn will be Geordan Pursglove since the passing of the former Chief Executive Officer.

As a component of the Service 800 transaction, in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson, a $210,000 amount was to be withheld until May 30, 2019 and continues to be outstanding. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $1,401,695 as of June 30, 2020. Although holdbacks did not initially include interest obligations, we agreed to begin accruing interest at 10% in June 2019, and then 15% in October 2019 if we past an agreed repayment date.

On December 31, 2019, Beyond Commerce, Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Securities Purchase Agreement”) with TCA Special Situations Credit Strategies ICAV, an Irish collective asset vehicle (the “Buyer” or “TCA ICAV”), and TCA Beyond Commerce, LLC, a Wyoming limited liability company (“TCA Beyond Commerce”), pursuant to which the Buyer purchased from the

Company a senior secured redeemable debenture having an initial principal amount of $900,000 and an interest rate of 16% per annum (the “Initial Debenture”). The Initial Debenture, and any future debentures that may be purchased by Buyer pursuant to the Securities Purchase Agreement (the “Additional Debentures”), is secured through an unconditional and continuing security interest in all of the assets and properties, including after acquired assets, of the Company and each of its subsidiaries, which are acting as guarantors with respect to the Company’s obligations under the Initial Debenture and any Additional Debentures, pursuant to that certain Security Agreement, dated December 31, 2019, entered into by the Company and TCA Beyond Commerce in favor of the Buyer (the “Security Agreement”). In addition, Geordan Pursglove, the Company’s CEO, delivered a personal guaranty with respect to the Company’s obligations under the Securities Purchase Agreement. The maturity date on this security is December 31, 2021.

 TCA Beyond Commerce entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”), whereby TCA Beyond Commerce acquired 100% of the authorized and issued membership interests of CCS from its sole member (the “CCS Seller”). TCA Beyond Commerce acquired the membership interests for a purchase price of $525,000 (the “CCS Purchase Price”), with $175,000 to be paid in cash and the remaining $350,000 to be paid through TCA Beyond Commerce’s issuance of a convertible promissory note with an original principal of $350,000 and a conversion feature that provides the CCS Seller with the right to convert outstanding principal and accrued interest into shares of the Company’s common stock at a price based on the 10-day trailing average price of the Company’s stock. The cash maturity date is December 31, 2022.

On April 24, 2020 the Company through its Service 800 Inc subsidiary, received $500,000 in funding in conjunction with a promissory note under the Payroll Protection Program is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). After sixty (60) days from the date the Loan is funded, but not more than twenty-four (24) weeks from the date the Loan is funded, Borrower shall apply to Bank for loan forgiveness. If the SBA confirms full and complete forgiveness of the unpaid balance of the Loan, and reimburses Bank for the total outstanding balance, principal and interest, Borrower’s obligations under the Loan will be deemed fully satisfied and paid in full. If the SBA does not confirm forgiveness of the Loan, or only partly confirms forgiveness of the Loan, or Borrower fails to apply for loan forgiveness, Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest, and in such case, Bank will establish the terms for repayment of the Loan Balance in a separate documentation to be provided to Borrower, which letter will set forth the Loan Balance, the amount of each monthly payment, the interest rate (not in excess of a fixed rate of one per cent (1.00% per annum), the term of the Loan, and the maturity date of two (2) years from the funding date of the Loan. No principal or interest payments will be due prior to the end of the Deferment Period. Because we anticipate the note being forgiven within the next year it is classified as short term

NOTE 9.  COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

As of June 30, 2020, our authorized capital stock consisted of 3,000,000,000 shares of common stock, par value $0.001 per share after filing an amendment to our Articles of Incorporation on March 27, 2020. As of June 30, 2020, there were 2,517,681,061 issued and outstanding shares of common stock.

During the six months ended June 30, 2020 the Company issued 1,022,676,383 shares valued at $1,022,676 for the conversion of certain debt and accrued interest into shares of our stock.

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

Preferred Stock

 We are authorized to issue up to 250,000,000 shares of our “blank check” preferred stock, par value of $0.001. Effective July 27, 2017, we designated 250,000,000 of our “blank check” preferred shares as Series A Preferred Stock, all of which are issued and outstanding. Each share of Series A Preferred Stock entitles its holder to (i) cumulative, non-participating dividends in preference and priority to any declaration or payment of a dividend on any of the Company’s common stock, at a rate of 12% per annum, and (ii) three times (3x) voting preference over common stock.  As of June 30, 2020, and December 31, 2019, there were 249,999,900 and 249,999,900 issued and outstanding shares of Series A preferred stock.

Following cancellation of 100 shares of Series A preferred stock, such 100 shares of preferred stock were returned to treasury, increasing the number of shares of authorized undesignated preferred stock from 0 to 100. The Board designated 51 of such 100 shares as Series B Preferred. Each share of Series B Preferred carries approximately 1% of the voting power, but these shares do not have any economic rights. The Board issued on October 2, 2019, 20 shares of the Series B Preferred to Geordan Pursglove. An additional 13 shares of Series B Preferred was issued to Geordan Pursglove on August 4, 2020. The remaining 18 shares of Series B Preferred are authorized but unused. There are 49 shares of authorized but undesignated preferred stock. The value of the October 2, 2019 transaction is $293,000 based on an independent valuation of the transaction.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Warrants

The Company entered into an agreement in 2018 in conjunction with convertible notes payable to issue seven (7) warrants to purchase shares of the Company’s common stock which have an exercise price of $0.15 or 65% of the three lowest trading days within a 20-day market price timeframe, whichever is lower.  The warrants also contain certain cashless exercise features. The issuance of these warrants is predicated on the completion of the funding requirements within the terms of the security agreement; however, these funding requirements were never met. The Company is currently negotiating a settlement with respect to any warrants.

Pursuant to the terms of the Discover Growth Fund SPA, we issued to Discover warrant to purchase up to 16,666,667 shares of our common stock upon the subsequent funding of the remaining $2,000,000 which occurred on February 28, 2019, exercisable beginning on the nine (9) month anniversary from the date of issuance for a period of three (3) years at an exercise price of $0.15 per share (the “Warrant”). In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model and based on the relative fair value of the warrant and cash received, we recorded a debt discount on the note principle of $696,850. Management used the following inputs to value the Discover Warrants by Expected Term – 3 years, Exercise Price - $0.15, Expected Volatility- 388.94%, Expected dividends – None, and Risk-Free Rate – 2.54%

As of June 30, 2020, these warrants have vested.

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

 Operating Lease

We currently lease virtual office space at 3773 Howard Hughes Parkway, Suite: 500 Las Vegas, NV 89169.  We pay an annual fee of $120 for this lease. In February of 2020 the Company moved its Service 800, Inc. subsidiary to 110 Cheshire Lane, Minnetonka Minnesota 55305. Service 800 leases 3,210 square feet of office space under an operating lease agreement with Carlson Center East LLC. The lease, which expires in February 2021, requires base monthly rents of $4,160, plus operating expenses.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 11.  RELATED PARTIES

As of June 30, 2020, 206,249,900 shares of BCI’s Series A Convertible 12% Cumulative Preferred stock are held by The 2GP Group LLC, an entity controlled by Geordan Pursglove, President, CEO and Director. The Series A Convertible 12% Cumulative Preferred stock include a three times (3x) voting preference.

During the fourth quarter 2019 the Company canceled 100 shares of Series A preferred stock, such 100 shares of preferred stock were returned to treasury, increasing the number of shares of authorized undesignated preferred stock from 0 to 100. The Board designated 51 of such 100 shares as Series B Preferred. Each share of Series B Preferred carries approximately 1% of the voting power, but these shares do not have any economic rights. On October 2, 2019, the Board issued 20 shares of the Series B Preferred to Geordan Pursglove. An additional 13 shares of Series B Preferred was issued to Geordan Pursglove on August 4, 2020. The remaining 18 shares of Series B Preferred are authorized but unused. There are 49 shares of authorized but undesignated preferred stock. The value of the 2019 transaction is $293,000 based on an independent valuation of the transaction.

On May 8, 2019, the Company issued a short-term convertible note payable to a board member for $54,000.  The note had a sixty- day term which was due on July 8, 2019 and bears interest at a rate of 15% per annum.  The company is currently negotiating an extension with the noteholder as it is currently past due, however the note has no default provisions.

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

Convertible debt that is convertible into 2,998,335,175 and 1,864,741,994 shares of the Company’s common stock are not included in the computation, along with 249,999,900 and 250,000,000 of the Company’s preferred stock, for the six months ended June 30, 2020 and 2019, respectively. These shares are not included as they would be antidilutive. Additionally, there are 16,666,667 and 16,666,667 warrants that are exercisable into shares of stock as of June 30, 2020 and 2019, and there is an outstanding issue with Iliad, a former noteholder that claims warrants as being issued and outstanding that could result in 154,150,198 and 16,723,842 shares being issued as of June 30, 2020 and 2019. The Company is currently in negotiations over the issue. As warrants are exercisable above the current market rate, they would be excluded from any dilutive share calculations.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three and six-month period ended June 30, 2020 and 2019:

	Six-month period ended June 30,		Three-month period ended June 30,
	2020	2019	2020	2019
Loss from continuing operations	$(2,938,708)	$(8,933,204)	$(2,938,708)	$(2,938,708)
Income from discontinued operations	350,700	11,194	-	11,914
Consolidated net loss	$(2,588,008)	$(8,922,010)	$(2,136,009)	$(5,168,008)
Weighted average shares used for diluted earnings per share	1,725,314,701	1,092,248,763	1,906,073,735	1,140,710,865
Incremental Diluted Shares	-*	-*	-*	-*
Weighted Average shares used for diluted earnings per share	1,725,314,701	1,092,248,763	1,906,073,735	1,140,710,865
Net income (loss) per share:
Basic and diluted: continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Basic and Diluted: discontinued operations	$0.00	$0.00	-	$0.00
Total Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

*The shares associated with convertible debt, preferred stock, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per common share).

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 13. PROFORMA ACQUISITION FINANCIAL INFORMATION

Description of the Transactions

Service 800, Inc.

On March 4, 2019 Jean Mork Bredeson, Founder and President of Service 800, Inc., received $1,890,000 in cash, a short-term cash hold back of $210,000 and $2,100,000 in a three-year 5.5% promissory note. The $2,100,000 promissory note is personally guaranteed by the estate of George Pursglove whose executor is Geordan Pursglove Beyond Commerce’s President, CEO. On July 18, 2018 Jean Mork Bredeson received 2,000,000 shares of Beyond Commerce’s restricted common stock, and directed the issuance of 3,000,000 additional shares to three other individuals as part of the business combination as follows: On July 18, 2018, Allen Bredeson, Vice President of Marketing and Client Relations, received 1,000,000 shares of Beyond Commerce’s restricted common stock, Derick White, Vice President of Sales received 1,000,000 shares of Beyond Commerce’s restricted common stock, and Jeff Schwendinger, Vice President of Operations received 1,000,000 shares of Beyond Commerce’s restricted common stock. The effective date of this business combination between Beyond Commerce and Service 800, is February 28, 2019, when Beyond Commerce received 100% of Service 800 stock, assets consisting of the company’s website, customer lists, current customer base, and customer’s in the company’s pipeline and proprietary software.

 This acquisition combined resources and customer base to support more productivity and help in the development of new product lines. Beyond Commerce started consolidating Service 800 Inc. for financial reporting purposes as of March 1, 2019. From the date of acquisition to December 31, 2019, Service 800 reported revenue of $ 4,099,925.

The fair value of the purchase consideration issued to Service 800 Inc. was allocated to the net tangible assets acquired. The Company accounted for the Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $3,881,241. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill of $1,299,144. The company wrote down the asset value of Service 800, Inc. by approximately $635,000 attributable to the value of the shares of stock issued to certain employees of Service 800, Inc. as the belief this was not considered an essential component of the transaction and not valued accordingly.

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

PathUX, LLC

On April 24, 2020 the Company entered into a Settlement and Release Agreement whereby, effective as of April 1, 2020, the purchase agreement between the former shareholders of PathUX and IDriveYourCar dated May 31, 2019 was effectively unwound, with all assets and liabilities returned to such former shareholders.

Furthermore, the 31,500,000 shares of Beyond Commerce’s restricted common stock issued to Robert Bisson on June 4, 2019, the 31,500,000 shares of Beyond Commerce’s restricted common stock issued to Christian Schine on June 4, 2019, and the 7,000,000 shares of Beyond Commerce’s restricted common stock issued to Ryan Rich  on June 4, 2019, were released from any further claims. As Beyond Commerce had not paid any additional funds to the previous owners of PathUX and the extension period had expired, the Company has forfeited the 70,000,000 shares valued at $427,000 which were reflected in the December 31, 2019 financial statements.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Service 800, Inc. and Customer Centered Strategies occurred on January 1, 2019:

	Six Months ended
	June 30,
	2020	2019
Net Revenues	$2,029,599	$ 2,519,869
Net (loss) income from operations	(2,560,593)	(8,928,913)
Net (loss) income per share from operations	(0.00)	(0.01)
Weighted average number of shares – basic and diluted		1,092,248,763

NOTE 14.  SUBSEQUENT EVENTS

Issuance of Additional Shares

In July 2020, 4,700,000 shares were issued to Auctus for conversion of principal and interest of $470,000.

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

The Company continues to maintain the business working with customers to fit their needs - We are also offering COVID19 type services. We have clients in the medical field and are offering to do survey work for them regarding their response for the COVID outbreak so they can document how they are doing as a company. We are in touch with our customers daily, we have even discussed switching them from phone calls to web surveys until this has passed. Along with the above the Company Service 800 was approved for $500,000 from the Paycheck Protection funds to assist in maintaining our employee base.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for our products, and competition. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and we caution you that these statements are not guarantees of future performance or events and are subject to risks, assumptions, and other factors.

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

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS

Through our Service 800 Inc subsidiary many of our clients; GE Healthcare, Audiology System, Inc 3M Healthcare, Johnson & Johnson Vision Care, Albany Molecular Research Inc., Sakura Finetek, Abbott Diagnostics, Biosense Webster, a Johnson & Johnson Company and Medtronic to name a few took the time during pandemic to begin strategic planning with Service 800 to grow their business with the company by renewals, expansion, and better ways to grow our programs with each and every one of them for the future. This select market segment continues to be a major source of revenue for the Company as we expand our services within this business segment. Renewals have been strong during the last three months and we anticipate revenue getting back in line with exceeding our expectations as we progress further into the year. All renewals that have taken place are on a minimum of a one to two-year term with an auto renewal taking place when the contract expires.  During the pandemic, it made our customers realize the value that Service 800 brings to the clients in the form of providing valuable information to not only help their growth within their own companies, it also helps them be better providers to their customers as well. We continue to look forward to growth into each division of these companies and expansion to exceed expectations that have been set. We value these customers and are looking for all of the positive growth we have set for the remainder of the year and moving onwards to future years to come.

Three months ended June 30, 2020 and June 30, 2019.

 Revenue

Revenue generated for the three months ended June 30, 2020 was $782,009 as we began reporting revenue being created from both the Service 800 acquisition and Customer Centered Strategies which were include for the entire quarter, however, our customer based growth was paused momentarily in response to the Covid-19 situation. This compares to compared to $1,213,928 revenue from the comparable three-month period in 2019.

Operating Expenses

 For three months end June 30, 2020, operating expenses were $1,521,979 and for the three months ended June 30,2019, operating expenses were $1,857,487. This significant decrease is mainly attributable to cost reduced in reaction to the Covid-19 issues, reduction in office rent and related expenses as many of our employees preferred to work from home and the reduction of certain officers’ salaries. There was a $95,013 decrease in cost of goods sold compared to $343,030 in the comparable period attributable to the decrease in revenue. Payroll decreased to $588,057 from $665,647 during the three months ended June 30, 2020 and 2019, respectively, due to the Service 800 employee right sizing, and general and administrative costs increased to $348,117 from $324,643 due to the Service expenses related to our office relation in Minnesota.

Non-operating income (expense)

The Company reported non-operating expense of $1,403,254 during the three months ended June 30, 2020, as compared to a loss of $4,535,643 during the three months ended June 30, 2019, attributable to the changes in the derivative liability and debt fees associated with our convertible notes.

Net Income (loss)

For three months end June 30, 2020, the Company incurred a net loss of $2,136,009 as compared to a net loss of $5,168,008 for three months end June 30 2019, which was primarily due to derivative-related income from the changes in liability and debt fees associated with our convertible notes.

Six months ended June 30, 2020 and June 30, 2019.

Revenue

Revenue generated for the six months ended June 30, 2020 was $2,029,599 as we began reporting revenue being created from both the Service 800 and Customer Centered Strategies acquisition which was closed in 2019 for the full six months, compared to $1,677,842 revenue from the comparable six month period in 2019.

Operating Expenses

For six months end June 30, 2020, operating expenses were $3,291,142 and for the six months ended June 30, 2019, operating expenses were $2,550,187. This significant increase is mainly attributable to the Service 800 and Customer Centered Strategies acquisitions and the related costs associated with these operations. There was a $215,353 increase in cost of goods sold compared to $455,084 in the comparable period. Payroll increased $314,798 from $942,368 to $1,257,166 during the six months ended June 30, 2020 and 2019, respectively, due to the Service 800 and PathUX employee addition, and general and administrative costs increased $108,332 once again due to the Service 800 and Customer Centered Strategies additions. The decrease in professional fees as the Company reduced these types of expenditures by $33,759 due to less utilization.

Non-operating income (expense)

The Company reported non-operating expense of $1,677,165 during the six months ended June 30, 2020, a decrease of $6,383,694 compared to $8,060,859 during the six months ended June 30, 2019, mainly attributable to the changes in the derivative liability and debt fees associated with our convertible notes, along with an increase in interest expense of $498,173 due to the increase in debt level.

Net Income (loss)

For six months end June 30, 2020, the Company incurred a net loss of $2,560,593 as compared to a net loss of $8,922,010 for six months end June 30, 2019, which was primarily due to a loss on derivative related income from the changes in liability and debt fees associated with our convertible notes. As of June 30, 2020, the Company had an accumulated deficit of $50,787,793 and as of December 31, 2019, the Company had an accumulated deficit of $48,227,200.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve (12) months.

Going Concern

There is substantial doubt about our ability to continue as a going concern.

As of June 30, 2020, we had an accumulated deficit of $50,787,793.  Since we discontinued operations in 2012 the continuity of our future operations is dependent upon our ability to increase sales and brand awareness. These conditions raise substantial doubt about our ability to continue as a going concern.  We intend to continue relying upon the issuance of debt and equity securities to finance our operations.  In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing.  However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital, that there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable.  Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $1,513,807 and $2,070,851 as of June 30, 2020 and December 31, 2019, respectively.  Current assets would consist primarily of cash, accounts receivable and current assets held for sale of $0 and $113,470 as of June 30, 2020 and December 31, 2019, respectively. The Company had a $50,787, 793 accumulated deficit on its balance sheet as of June 30, 2020.

We had total current liabilities of $5,920,998 and $8,074,845 as of June 30, 2020 and December 31, 2019, respectively.  Current liabilities consisted primarily of the derivative liability, accounts payable, accrued payroll and payroll taxes, contingent acquisition liabilities, related party debt, convertible debt and interest, and the accrued interest, and current liabilities associated with the sale of PathUX of $0 and $2,109,850, respectively as of June 30, 2020 and December 31, 2019. The increase in our current liabilities is attributable to accrued interest, salary accruals and short-term debt incurred as part of the Service 800 and Customer Centered Strategies.

We had a working capital deficit of $4,407,191 and $6,003,994 as of June 30, 2020 and December 31, 2019, respectively.  The decrease of $1,596,803 for the period as of June 30, 2020 compared to December 31, 2019 was due to an increase in short term borrowings and disposal of discontinued operations.

Cash Flow from Operating Activities

For the six months ended June 30, 2020 and 2019, cash used in operating activities was $746,188 and cash provided by operations of $41,144 respectively. This decrease is attributable to the Service 800 and Customer Centered Strategies acquisitions.

Cash Flow from Investing Activities

For the six months ended June 30, 2020 and 2019, cash provided used in investing activities was $16,230 and $2,014,035 respectively, which represents cash used in the Service 800 and Customer Centered Strategies acquisition transactions.

Cash Flow from Financing Activities

For the six months ended June 30, 2020 and 2019, cash provided by financing activities was $479,781 and $2,000,000, respectively, which represents cash from the Discover Growth Fund LLC.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the six months ended June 30, 2020.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A complaint against us, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company's acquisition of Service 800, seeking in excess of $1.6 million in damages. The Company believes these claims to be unfounded and the Company is continuing to vigorously defend itself against this lawsuit. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800. Answers and Affirmative and Additional Defenses to Third Party Claims were filed by Mr. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and, on April 24, 2020, Ms. Bredeson filed a Motion to Dismiss. The Company is preparing its responses to such filings.

In addition to the above, from time to time, we may be involved in litigation in the ordinary course of business. Other than as set forth above, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than as set forth above, to our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board,

government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

On April 14, 2020, the Company issued 30,720,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On May 6, 2020, the Company issued 30,000,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On May 6, 2020, the Company issued 31,280,000 shares of common stock to Auctus Fund LLC following the conversion of debt and interest held by Auctus Fund LLC.

On May 12,2020, the Company issued 32,930,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On May 13, 2020, the Company issued 30,000,000 shares of common stock to Auctus Fund LLC following the conversion of debt and interest held by Auctus Fund LLC.

On May 19,2020, the Company issued 65,550,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On May 20, 2020, the Company issued 60,000,000 shares of common stock to Auctus Fund LLC following the conversion of debt and interest held by Auctus Fund LLC.

On May 29,2020, the Company issued 70,116,383 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On June 2, 2020, the Company issued 90,000,000 shares of common stock to Auctus Fund LLC following the conversion of debt and interest held by Auctus Fund LLC.

On June 8, 2020, the Company issued 72,670,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On June 10, 2020, the Company issued 100,000,000 shares of common stock to Auctus Fund LLC following the conversion of debt and interest held by Auctus Fund LLC.

On June 15, 2020, the Company issued 76,500,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On June 17, 2020, the Company issued 100,000,000 shares of common stock to Auctus Fund LLC following the conversion of debt and interest held by Auctus Fund LLC.

On June 25, 2020, the Company issued 100,000,000 shares of common stock to Auctus Fund LLC following the conversion of debt and interest held by Auctus Fund LLC.

On July 6, 2020, the Company issued 100,000,000 shares of common stock to Auctus Fund LLC following the conversion of debt and interest held by Auctus Fund LLC.

On July 9, 2020, the Company issued 130,622,200 shares of common stock to Auctus Fund LLC following the conversion of debt and interest held by Auctus Fund LLC.

On July 15, 2020, the Company issued 137,140,300 shares of common stock to Auctus Fund LLC following the conversion of debt and interest held by Auctus Fund LLC.

On July 22, 2020, the Company issued 102,237,500 shares of common stock to Auctus Fund LLC following the conversion of debt and interest held by Auctus Fund LLC.

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

Beyond Commerce, Inc.

Dated: August 13, 2020	By:	/s/ Geordan Pursglove
Geordan Pursglove, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)