Form 10-Q
period 2020-09-30
Beyond Commerce, Inc.
filed 2020-11-16
CIK 1386049

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 13 2020, the registrant had 3,000,000,000 shares of common stock outstanding.

Table of Contents

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

ITEM 5. OTHER INFORMATION.39

ITEM 6. EXHIBITS.40

SIGNATURES41

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond Commerce, Inc.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE- AND NINE-MONTH PERIODS ENDED

September 30, 2020 & 2019

BEYOND COMMERCE, INC.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash & cash equivalents	$95,051	$585,339
Accounts receivable, net	1,100,558	1,347,813
Assets held for sale, current	-	113,470
Other current assets	53,163	24,229
Total current assets	1,248,772	2,070,851
Assets held for sale, long-term	-	2,695,085
Property, equipment, and software - net	43,107	37,468
Intangible asset- net	2,777,895	3,137,083
Goodwill	1,299,144	1,299,144

	$5,368,918	9,239,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$758,727	$597,777
Other current liabilities	313,818	149,873
Accrued payroll & related items	1,434,047	1,015,180
Derivative liability	1,847,325	1,433,403
Short-term borrowings – net of discount	3,265,914	2,714,762
Liabilities of assets held for sale, current	-	2,109,850
Short-term borrowings- related party	54,000	54,000
Total current liabilities	7,673,831	8,074,845

Long-term borrowings – net of discount	3,163,231	3,119,785
Liabilities of assets held for sale, long-term	-	1,048,795
Total liabilities	10,837,062	12,243,425

Commitments and Contingencies

Mezzanine Equity:
Preferred stock series A, $0.001 par value of 249,999,900 shares authorized and 249,999,900 and 249,999,900 shares issued and outstanding, respectively.	250,000	250,000
Preferred stock series B, $0.001 par value of 51 shares authorized and 33 and 20 shares issued and outstanding, respectively.	-	-
Stockholders Equity:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 3,000,000,000 and 1,495,004,678 issued and outstanding as of September 30, 2020 and at December 31, 2019, respectively.	3,000,000	1,495,004
Additional paid in capital	49,695,263	43,347,152
Accumulated deficit	(58,512,832)	(48,227,200)
Deficit attributable to Beyond Commerce, Inc stockholder	(5,567,569)	(3,135,044)
Equity attributable to noncontrolling interest	99,425	131,250
Total stockholders' deficit	(5,468,144)	(3,003,794)

Total liabilities and stockholders' deficit	$5,368,918	$9,239,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE & NINE-MONTH PERIODS ENDED SEPTEMBER 30,

UNAUDITED

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Revenues	$983,155	$ 1,184,299	$3,012,754	$2,862,141

Operating expenses
Cost of revenue	326,452	364,185	996,889	819,269
Selling, general and administrative	234,742	269,897	886,894	715,583
Payroll expense	640,557	545,518	1,897,723	1,487,886
Professional Fees	328,952	295,920	792,693	789,082
Depreciation and amortization	124,253	160,296	371,899	374,183
Total operating expenses	1,654,956	1,635,816	4,946,098	4,186,003

Loss from operations	(671,801)	(451,517)	(1,933,344)	(1,323,862)

Non-operating income (expense)
Interest expense	(638,720)	(215,485)	(1,542,467)	(621,059)
Amortization of debt discount	(72,113)	(357,896)	(620,764)	(1,346,763)
Derivative related expenses	(100,452)	(240,918)	(1,352,527)	(1,827,418)
Change in derivative liability	(6,246,363)	3,126,376	(5,219,055)	(1,953,542)
Total non-operating income (expense)	(7,057,648)	2,312,077	(8,734,813)	(5,748,782)

Loss from continuing operations before income tax	(7,729,449)	1,860,560	(10,668,157)	(7,072,644)

Income (loss) from discontinued operation, net of tax	-	(52,043)	350,700	(40,849)
Provision for income tax	-	-	-	-

Consolidated net loss	$(7,729,449)	$1,808,517	$(10,317,457)	$(7,113,493)

Amounts Attributable to Noncontrolling and Controlling Interest
Consolidated net income (loss) attributable to:
Noncontrolling interest	$(4,410)	$-	$(31,825)	$-

Consolidated net loss, controlling interest	$(7,725,039)	$1,808,517	$(10,285,632)	$(7,113,493)

Net income (loss) per common share-basic	$(0.00)	$0.00	$(0.01)	$(0.01)
Net income (loss) per common share-diluted	$(0.00)	$0.00	$(0.01)	$(0.01)

Weighted average shares of capital outstanding –(basic)	2,927,661,679	1,343,286,588	2,129,022,445	1,176,847,590
Weighted average shares of capital outstanding –(diluted)	2,927,661,679	3,430,620,557	2,129,022,445	1,176,847,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,

(Unaudited)

	2020	2019
Net loss	$(10,317,457)	$(7,072,644)
Income (loss) from discontinued operations	(350,700)	(40,849)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	190,450	303,925
Loss on derivative	2,238,451	2,266,224
Amortization of debt discount	620,764	1,346,763
Depreciation and amortization	371,899	374,183
Change in derivative liability	5,219,055	1,953,543
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	247,256	95,650
(Increase) decrease in other current assets	(31,055)	(28,004)
Increase (decrease) in accounts payable	161,561	(29,848)
Increase (decrease) in payroll liabilities	418,869	362,333
Increase (decrease) in other current liabilities	310,834	505,470
Net cash provided by (used in) in operating activities.	$(920,073)	$77,595

Cash flows from investing activities:
Acquisition of property and equipment	(16,230)	(2,218,201)
Cash acquired in acquisition	-	204,105
Net cash used in investing activities	$(16,230)	(2,014,096)

Cash flows from financing activities:
Repayment of Convertible Notes	(81,240)	-
Cash receipts from notes payable	527,255	2,000,000
Net cash provided (used in) by financing activities	446,015	2,000,000

Net increase (decrease) in cash and cash equivalents	(490,288)	63,499

Cash and cash equivalents, beginning balance	585,339	79,890
Cash and cash equivalents, ending balance	$95,051	$143,389
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$1,504,995	$1,778,592
Notes issued in relation to Service 800 acquisition	$-	$2,000,000
Purchase Price holdback note on Service 800 acquisition	$-	$210,000
Purchase price allocation note on Service 800 acquisition	$-	$1,233,828
Stock issued for acquisition deposit of PathUX	$-	$427,000
Related party debt forgiveness	$-	$8,360,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid in Capital	Deficit	Equity
Balance, December 31, 2018	1,017,450,000	$1,017,450	$27,599,349	$(42,762,680)	$(13,895,881)
Extinguishment of derivative liabilities on conversion	-	-	3,872,545	-	3,872,545
Warrants issued with debt	-	-	696,850	-	696,850
Common stock issued for debt conversion	62,472,003	62,472	998,014	-	1,060,486
Common stock issued for interest conversion	5,507,873	5,508	90,399	-	95,907
Net loss				(3,754,002)	(3,754,002)
Balance, March 31, 2019	1,085,429,876	$1,085,430	$33,257,157	$(46,516,682)	$(11,924,095)

Common stock issued for debt conversion	64,482,327	64,482	12,538	-	77,020
Common stock issued for interest	12,537,673	12,538	2,442	-	14,980
Stock issued for acquisition	70,000,000	70,000	357,000	-	427,000
Stock Issued for services	10,825,000	10,825	293,100	-	303,925
Extinguishment of derivative liabilities on conversion	-	-	464,501	-	464,501
Net loss				(5,168,008)	(5,168,008)
Balance, June 30, 2019	1,243,274,876	$ 1,243,275	$ 34,386,738	$ (51,684,690)	$ (15,804,677)
Common stock issued for debt conversion	190,729,802	190,729	44,850	-	235,579
Debt forgiveness	-	-	8,360,224	-	8,360,224
Extinguishment of derivative liabilities on conversion	-	-	294,622	-	294,622
Net loss				1,808,517	1,808,517
Balance, September 30, 2019	1,434,004,678	$ 1,434,004	$ 43,086,434	$ (49,876,173)	$ (5,105,735)

	Series A&B Preferred Stock		Common Stock		Non-Controlling		Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Interest		Paid in Capital	Deficit	Deficit
Balance, December 31, 2019	249,999,920	$ 250,000	1,495,004,678	$ 1,495,004	$ 131,250	$ -	$ 43,347,152	$ (48,227,200)	$ (3,003,794)
Common stock issued for debt conversion	-	-	132,910,000	132,910			-	-	132,910
Extinguishment of derivative liabilities on conversion	-	-	-	-			132,005	-	132,005
Net loss	-	-	-	-	(20,200)		-	(424,584)	(444,784)
Balance, March 31, 2020	249,999,920	$ 250,000	1,627,914,678	$ 1,627,914	$ 111,050		$ 43,479,157	$ (48,651,784)	$ (3,183,663)
Common stock issued for debt conversion	-	-	889,766,383	889,766			-	-	889,766
Extinguishment of derivative liabilities on conversion	-	-	-	-			1,101,419	-	1,101,419
Net loss	-	-	-	-	(7,215)		-	(2,136,009)	(2,143,224)
Balance, June 30, 2020	249,999,920	$ 250,000	2,517,681,061	$ 2,517,680	$ 103,835		$ 44,580,576	$ (50,787,793)	$ (3,335,702)
Common stock issued for debt conversion	-	-	482,318,939	482,320			-	-	482,320
Extinguishment of derivative liabilities on conversion	-	-	-	-			4,924,237	-	4,924,237
Stock Issued for services	13						190,450		190,450
Net loss	-	-	-	-	(4,410)		-	(7,725,039)	(7,729,449)
Balance, September 30, 2020	249,999,933	$ 250,000	3,000,000,000	$ 3,000,000	$ 99,425		$ 49,695,263	$ (58,512,832)	$ (5,468,144)

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

Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the periods ended September 30, 2020 and 2019 included herein include the accounts of the Company, its wholly-owned subsidiaries Service 800 Inc., Path UX and IDriveYourCar (which have been discontinued) and Customer Centered Strategies, LLC, which the Company has an 80% investment interest. These financial statements have been prepared by management and are unaudited.

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 2. SELECTED ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the nine (9) months ended September 30, 2020 and 2019, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2019 and 2018, respectively, which are included in the Company’s December 31, 2019 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 14 , 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine (9) months ended September 30, 2020 are not necessarily indicative of results for the entire year ending December 31, 2020.

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

Cash and Cash Equivalents

The Company classifies as cash and cash equivalents amounts on deposit in banks and cash temporarily in various instruments with original maturities of nine months or less at the time of purchase. The Company’s cash management system is currently integrated within several banking institutions.

 Fair Value of Financial Instruments

The carrying value of the current assets and liabilities approximate fair value due to their relatively short maturities.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

	September 30, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$	$-	$1,847,325	$1,847,325
Total	$	$-	$1,847,325	$1,847,325

	December 31, 2019 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$	$-	$1,433,403	$1,433,403
Total	$	$-	$1,433,403	$1,433,403

Derivative liability as of December 31, 2019	$$1,433,403
Change in derivative liability during the period	5,219,055
Reclassed to additional paid in capital for notes converted into shares of common stock	(6,157,660)
Derivative related expenses - other	1,352,527
Balance at September 30, 2020	$1,847,325

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

Accounts receivable

The Company’s accounts receivable arise primarily from the sale of the Company’s products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for September 30, 2020 and December 31, 2019.

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Management used the following inputs to value the Derivative Liabilities for the nine months ended September 30, 2020:

September 30, 2020 Derivative Liability
Expected term	1 year to 2.5 years
Exercise price	$ 0.00015-$0.001
Expected volatility	214%-273%
Expected dividends	None
Risk-free rate	0.12% to 0.16%

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-21, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During the nine month periods ended September 30, 2020 and 2019, the Company did not recognize any impairment charges.

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

Stock Based Compensation

During the three months ended September 30, 2020 and 2019, the Company did not issue any stock options for employee compensation. The former stock based compensation plan expired on September 11, 2018.

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because of recent events, the Company cannot state with certainty of its ability to continue. The accompanying consolidated financial statements for September 30, 2020 and 2019 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the PathUX business which is presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, are as follows:

	Three months ended September 30,
	2020	2019

Total net sales	$-	$623,629
Cost of sales	-	412,464
Operating, selling, general and administrative expenses	-	128,522
Amortization of software	-	134,686
Income (loss) from discontinued operations	-	(52,043)
Gain on sale of discontinued operations	-	-
Income tax provision	-	-
Discontinued operations, net of tax	-	(52,043)

	Nine months ended September 30,
	2020	2019

Total net sales	$219,867	$694,672
Cost of sales	147,829	467,892
Operating, selling, general and administrative expenses	91,134	132,942
Amortization of software	134,686	134,686
Income (loss) from discontinued operations	(153,781)	(40,849)
Gain on sale of discontinued operations	504,482	-
Income tax provision	-	-
Discontinued operations, net of tax	350,700	(40,849)

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 5 - PROPERTY, SOFTWARE AND COMPUTER EQUIPMENT

Property and equipment at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Office and computer equipment	$25,003	$22,214
Furniture and fixtures	17,888	4,448
Software	20,822	20,822
Total property, software and computer equipment	63,713	47,484
Less: accumulated depreciation	(20,606)	(10,016)
	$43,107	$37,468

Depreciation expense for the three and nine month periods ended September 30, 2020 was $3,816 and $10,591, respectively compared to $ 10,591 and $132,824 for the same periods in 2019, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible net assets of the Company at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, December 31,
	2020	2019
Tradename-Trademarks	$460,644	$501,692
Assembled Workforce	341,335	371,751
IP/Technology	120,267	146,667
Customer Base	1,328,189	1,449,205
Non-Competition agreements	47,104	131,892
Customer Relationships - CCS	480,356	535,876
Total intangible assets	$2,777,895	$3,137,083

Amortization expense for the three and nine month periods ended September 30, 2020 was $120,436 and $361,309, respectively compared to $103,371 and $241,358 for the same periods in 2019, respectively.

NOTE 7.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
	2020	2019
Accrued interest - notes	$313,818	$149,873
Total other current liabilities	$313,818	$149,873

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 8.  SHORT- AND LONG-TERM BORROWINGS

Short-term and Long-term borrowings, consist of the following:	September 30,	December 31,
Short term debt;	2020	2019
Convertible Promissory Notes, bearing an annual interest rate of 15% secured, due 02/14/2019	$5,000	$50,000
Convertible Promissory Notes, bearing an annual interest rate of 12% secured, due 08/27/2019	97,259	199,181
Short-Term Note – Jean Mork Bredeson cash deficit holdback, 15%, past due	210,000	210,000
Short-Term Note – Jean Mork Bredeson purchase allocation, 15%, past due	1,409,169	1,381,914
Funding from the Payroll Protection Program, annual interest of 1%, due 04/24/2022	500,000	-
Convertible Promissory Notes, bearing an annual interest rate of 8% secured, due 08/07/2020	1,044,486	1,467,869
Total short-term debt	3,265,914	3,308,964

Long term debt;
Convertible Promissory Notes, bearing an annual interest rate of 5.0%, due 12/31/22	350,000	350,000
Promissory Note – Jean Mork Bredeson, interest rate 5.5%, due 2/28/2022	2,100,000	2,100,000
Senior Secured Redeemable Debenture, bearing an annual interest rate of 16%, due 12/31/2021	863,760	900,000
Total short-term and long-term borrowings, before debt discount	6,579,674	6,658,964
Less debt discount	(150,529)	(824,417)
Total short-term and long-term borrowings, net	$6,429,145	$5,834,547

Short-term and Long-term borrowings, consist of the following:
Short-term borrowings – net of discount	$3,265,914	2,714,762
Long-term borrowings – net of discount	3,163,231	3,119,785
Total Short-Term and long term borrowings – net of discount	$6,429,145	5,834,547

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

 Pursuant to the terms of the SPA, we issued to Discover a warrant to purchase up to 16,666,667 shares of our common stock, exercisable beginning on the nine (9) month anniversary from the date of issuance for a period of three (3) years at an exercise price of $0.15 per share (the “Warrant”).

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

During the fiscal year 2019, Discover Growth Fund LLC issued the additional $2,000,000 to the Company and converted $1,249,522 of the aggregate debt. During the nine months ended September 30, 2020, Discover Growth Fund LLC converted $423,383 of their outstanding debt.

On September 14, 2018, the Company issued a short-term convertible note payable for $50,000.  The note was originally due on February 14, 2019 and bears interest at a rate of 15% per annum.  The note is convertible into shares of common stock at $0.10 per share. The company is currently negotiating an extension with the noteholder and has paid $45,000 of the outstanding debt, leaving a remaining principal balance due of $5,000. This note is currently past due and is being negotiated to cure, nevertheless this note has no default provisions.

On November 27, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 27, 2018, in the amount of $250,000. The lender was Auctus Fund LLC. The notes have a maturity of August 27, 2019 and interest rate of 12% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. Additionally, If the stock price falls below par value , additional shares will be issued at the lower conversion rate so that stocks continue to be issued at par value. The note may be prepaid but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company is currently negotiating an extension with the noteholder as it is currently past due. As a result of a default provision, the interest rate has increased to 24%. The Company during 2020 issued 980,000,000 shares of its common stock which reduced the principal by $101,922 and paid interest of $39,777.

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

As a component of the Service 800 transaction, in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson, a $210,000 amount was to be withheld until May 30, 2019 and continues to be outstanding. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $1,409,169 as of September 30, 2020. Although holdbacks did not initially include interest obligations, we agreed to begin accruing interest at 10% in September 2019, and then 15% in October 2019 if we past an agreed repayment date.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

On December 31, 2019, Beyond Commerce, Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Securities Purchase Agreement”) with TCA Special Situations Credit Strategies ICAV, an Irish collective asset vehicle (the “Buyer” or “TCA ICAV”), and TCA Beyond Commerce, LLC, a Wyoming limited liability company (“TCA Beyond Commerce”), pursuant to which the Buyer purchased from the Company a senior secured redeemable debenture having an initial principal amount of $900,000 and an interest rate of 16% per annum (the “Initial Debenture”). The Initial Debenture, and any future debentures that may be purchased by Buyer pursuant to the Securities Purchase Agreement (the “Additional Debentures”), is secured through an unconditional and continuing security interest in all of the assets and properties, including after acquired assets, of the Company and each of its subsidiaries, which are acting as guarantors with respect to the Company’s obligations under the Initial Debenture and any Additional Debentures, pursuant to that certain Security Agreement, dated December 31, 2019, entered into by the Company and TCA Beyond Commerce in favor of the Buyer (the “Security Agreement”). In addition, Geordan Pursglove, the Company’s CEO, delivered a personal guaranty with respect to the Company’s obligations under the Securities Purchase Agreement. The maturity date on this security is December 31, 2021. During the three months ended September 30, 2020 the Company paid $ 36,240 to reduce the loan balance.

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

Common Stock

As of September 30, 2020, our authorized capital stock consisted of 5,000,000,000 shares of common stock, par value $0.001 per share after filing an amendment to our Articles of Incorporation on October 22, 2020. As of September 30, 2020, there were 3,000,000,000 issued and outstanding shares of common stock.

During the nine months ended September 30, 2020 the Company issued 1,504,995,322 shares valued at $1,504,995 for the conversion of certain debt and accrued interest into shares of our stock.

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

Preferred Stock

 We are authorized to issue up to 250,000,000 shares of our “blank check” preferred stock, par value of $0.001. Effective July 27, 2017, we designated 250,000,000 of our “blank check” preferred shares as Series A Preferred Stock, all of which are issued and outstanding. Each share of Series A Preferred Stock entitles its holder to (i) cumulative, non-participating dividends in preference and priority to any declaration or payment of a dividend on any of the Company’s common stock, at a rate of 12% per annum, and (ii) three times (3x) voting preference over common stock.  As of September 30, 2020, and December 31, 2019, there were 249,999,900 and 249,999,900 issued and outstanding shares of Series A preferred stock.

Following cancellation of 100 shares of Series A preferred stock, such 100 shares of preferred stock were returned to treasury, increasing the number of shares of authorized undesignated preferred stock from 0 to 100. The Board designated 51 of such 100 shares as Series B Preferred. Each share of Series B Preferred carries approximately 1% of the voting power, but these shares do not have any economic rights. The Board issued on October 2, 2019, 20 shares of the Series B Preferred to Geordan Pursglove. An additional 13 shares of Series B Preferred was issued to Geordan Pursglove on August 4, 2020. The remaining 18 shares of Series B Preferred are authorized but unused. There are 49 shares of authorized but undesignated preferred stock. The value of the October 2, 2019 transaction is $293,000 based on an independent valuation of the transaction and the value of the August 4, 2020 transaction is $190,450.

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

Pursuant to the terms of the Discover Growth Fund SPA, we issued to Discover warrant to purchase up to 16,666,667 shares of our common stock upon the subsequent funding of the remaining $2,000,000 which occurred on February 28, 2019, exercisable beginning on the nine (9) month anniversary from the date of issuance for a period of three (3) years at an exercise price of $0.15 per share (the “Warrant”). In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model and based on the relative fair value of the warrant and cash received, we recorded a debt discount on the note principle of $696,850. Management used the following inputs to value the Discover Warrants by Expected Term – 3 years, Exercise Price - $0.15, Expected Volatility- 388.94%, Expected dividends – None, and Risk-Free Rate – 2.54%

As of September 30, 2020, these warrants have vested.

 NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Matters

A complaint against the Company, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company's acquisition of Service 800, seeking in excess of $1.6 million in damages. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800. Answers and Affirmative and Additional Defenses to Third Party Claims were filed by Mr. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and, on April 24, 2020, Ms. Bredeson filed a Motion to Dismiss. The Court denied in full Ms. Bredeson’s motion to dismiss or for a more definite statement.  Subsequently, using a wholly owned entity she controls, Ms. Bredeson filed another matter, captioned Green Valley Associates Inc. vs Service 800 Inc., 27-CV-20-13800.  Although Ms. Bredeson is seeking to have the matters handled by separate judges, the Company is seeking consolidation of the two matters before Judge Klein, the judge who denied Ms. Bredeson's motion to dismiss.  Ms. Bredeson also has since filed, and then withdrawn, other motions, without allowing them to reach Judge Klein. Discovery is ongoing, but we expect the matter will continue for another six months before substantive motions.  An early attempt at mediation was unsuccessful, but another attempt at the end of discovery may be more fruitful. In the interim, the Company is continuing to vigorously defend itself against this lawsuit.

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

 BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

NOTE 11.  RELATED PARTIES

As of September 30, 2020, 206,249,900 shares of BCI’s Series A Convertible 12% Cumulative Preferred stock are held by The 2GP Group LLC, an entity controlled by Geordan Pursglove, President, CEO and Director. The Series A Convertible 12% Cumulative Preferred stock include a three times (3x) voting preference.

During the fourth quarter 2019 the Company canceled 100 shares of Series A preferred stock, such 100 shares of preferred stock were returned to treasury, increasing the number of shares of authorized undesignated preferred stock from 0 to 100. The Board designated 51 of such 100 shares as Series B Preferred. Each share of Series B Preferred carries approximately 1% of the voting power, but these shares do not have any economic rights. On October 2, 2019, the Board issued 20 shares of the Series B Preferred to Geordan Pursglove. An additional 13 shares of Series B Preferred was issued to Geordan Pursglove on August 4, 2020. The remaining 18 shares of Series B Preferred are authorized but unused. There are 49 shares of authorized but undesignated preferred stock. The value of the 2019 transaction is $293,000 based on an independent valuation of the transaction and the value of the August 4, 2020 transaction is $190,450.

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Convertible debt and interest that is convertible into 2,361,446,290 and 1,793,015,787 shares of the Company’s common stock are not included in the computation, along with 249,999,900 and 250,000,000 of the Company’s preferred stock, for the nine months ended September 30, 2020 and 2019, respectively. These shares are not included as they would be antidilutive. Additionally, there are 16,666,667 and 16,666,667 warrants that are exercisable into shares of stock as of September 30, 2020 and 2019, and there is an outstanding issue with Iliad, a former noteholder that claims warrants as being issued and outstanding that could result in 147,727,273 and 44,318,182 shares being issued as of September 30, 2020 and 2019. The Company is currently in negotiations over the issue. As 16,666,667 of the warrants are exercisable above the current market rate, they would be excluded from any dilutive share calculations.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three and nine-month period ended September 30, 2020 and 2019:

	Nine-month period ended September 30,		Three-month period ended September 30,
	2020	2019	2020	2019
Loss from continuing operations	$(10,668,157)	$(7,072,644)	$(7,729,449)	$1,860,560
Income from discontinued operations	350,700	(40,849)	-	(52,043)
Consolidated net loss	$(10,317,457)	$(7,113,493)	$(7,729,449)	$1,808,517
Weighted average shares used for diluted earnings per share	2,129,022,445	1,176,847,590	2,927,661,679	1,343,286,588
Incremental Diluted Shares	-*	-*	-*	2,087,333,969
Weighted Average shares used for diluted earnings per share	2,129,022,445	1,176,847,590	2,927,661,679	3,430,620,557
Net income (loss) per share:
Basic: continuing operations	$(0.01)	$(0.01)	$(0.00)	$0.00
Diluted: continuing operations	$(0.01)	$(0.01)	$(0.00)	$0.00
Basic and Diluted: discontinued operations	$0.00	$(0.00)	-	$(0.00)
Total Basic	$(0.01)	$(0.01)	$(0.00)	$0.00
Total Diluted	$(0.01)	$(0.01)	$(0.00)	$0.00

*The shares associated with convertible debt, preferred stock, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per common share).

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 13. PROFORMA ACQUISITION FINANCIAL INFORMATION

Description of the Transactions

Service 800, Inc.

On March 4, 2019 Jean Mork Bredeson, Founder and President of Service 800, Inc., received $1,890,000 in cash, a short-term cash hold back of $210,000 and $2,100,000 in a three-year 5.5% promissory note. The $2,100,000 promissory note is personally guaranteed by the estate of George Pursglove whose executor is Geordan Pursglove Beyond Commerce’s President, CEO. On July 18, 2018, Jean Mork Bredeson received 2,000,000 shares of Beyond Commerce’s restricted common stock, and directed the issuance of 3,000,000 additional shares to three other individuals as part of the business combination as follows: On July 18, 2018, Allen Bredeson, Vice President of Marketing and Client Relations, received 1,000,000 shares of Beyond Commerce’s restricted common stock, Derick White, Vice President of Sales received 1,000,000 shares of Beyond Commerce’s restricted common stock, and Jeff Schwendinger, Vice President of Operations received 1,000,000 shares of Beyond Commerce’s restricted common stock. The effective date of this business combination between Beyond Commerce and Service 800, is February 28, 2019, when Beyond Commerce received 100% of Service 800 stock, assets consisting of the company’s website, customer lists, current customer base, and customer’s in the company’s pipeline and proprietary software.

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

In addition to the CCS purchase price, the CCS and Service 800, Inc., entered into an employment agreement whereby the CCS will be employed by Service 800 as Vice President of Operations and Technologies for a period of nine months.

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

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Service 800, Inc. and Customer Centered Strategies occurred on January 1, 2019:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Revenues	$983,155	$ 1,184,299	$ 3,012,754	$ 3,198,814
Net (loss) income from operations	(7,729,449)	1,829,676	(10,668,156)	(7,149,815)
Net (loss) income per share from operations	(0.00)	0.00	(0.01)	(0.01)
Weighted average number of shares – basic and diluted	2,927,661,679	1,343,286,588	2,129,022,445	1,176,847,590

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

The majority of the states within the United States have issued a stay at home order to its residents. Accordingly, the Company’s revenues associated with our business model has drastically declined through date of the financial statements and its results of operations, cash flows and financial condition have been negatively impacted by the pandemic.

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

The Company continues to maintain the business working with customers to fit their needs - We are also offering COVID type services. We have clients in the medical field and are offering to do survey work for them regarding their response for the COVID outbreak so they can document how they are doing as a company. We are in touch with our customers daily, we have even discussed switching them from phone calls to web surveys until this has passed. Along with the above, the Company Service 800 was approved for $500,000 from the Paycheck Protection funds to assist in maintaining our employee base.

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

About Beyond Commerce

Beyond Commerce, Inc. was formed as a Nevada corporation on January 12, 2006.

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

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS

Through our Service 800 Inc subsidiary, many of our clients; GE Healthcare, Audiology System, Inc 3M Healthcare, Johnson & Johnson Vision Care, Albany Molecular Research Inc., Sakura Finetek, Abbott Diagnostics, Biosense Webster, a Johnson & Johnson Company and Medtronic to name a few took the time during pandemic to begin strategic planning with Service 800 to grow their business with the company by renewals, expansion, and better ways to grow our programs with each and every one of them for the future. This select market segment continues to be a major source of revenue for the Company as we expand our services within this business segment. Renewals have been strong during the last three months and we anticipate revenue getting back in line with exceeding our expectations as we progress further into the year. All renewals that have taken place are on a minimum of a one to two-year term with an auto renewal taking place when the contract expires.  During the pandemic, it made our customers realize the value that Service 800 brings to the clients in the form of providing valuable information to not only help their growth within their own companies, but it also helps them be better providers to their customers as well. We continue to look forward to growth into each division of these companies and expansion to exceed expectations that have been set. We value these customers and are looking for all of the positive growth we have set for the remainder of the year and moving onwards to future years to come.

Three months ended September 30, 2020 and September 30, 2019.

 Revenue

Revenue generated for the three months ended September 30, 2020 was $983,155 as we began reporting revenue being created from both the Service 800 acquisition and Customer Centered Strategies which were included for the entire quarter, however, our customer based growth was paused momentarily in response to the COVID-19 situation. This compares to compared to $1,184,299 revenue from the comparable three-month period in 2019.

Operating Expenses

 For three months ended September 30, 2020, operating expenses were $1,654,955 and for the three months ended September 30, 2019, operating expenses were $1,635,815. This increase is mainly attributable to cost reduced in reaction to the COVID-19 issues, reduction in office rent and related expenses as many of our employees preferred to work from home and the reduction of certain officers’ salaries. There was a $13,243 decrease in cost of goods sold from $ 326,453 for the three months ended September 30, 2020 compared to $339,696 in the comparable period attributable to the decrease in revenue. Payroll increased to $640,558 from $496,733 during the three months ended September 30, 2020 and 2019, respectively, due to the Service 800 increasing the organizational structure and changing the mix of employees, and general and administrative costs decreased to $281,740 from $286,940 due to the work at home expenses related to our office relation in Minnesota.

Non-operating income (expense)

The Company reported non-operating expense of $7,057,649 for the three months ended September 30, 2020, as compared to a income of $2,312,077 for the three months ended September 30, 2019, attributable to the changes in the derivative liability and debt fees associated with our convertible notes and the increase in stock conversion and relative volatility increase in fluctuation.

Net Income (loss)

For three months ended September 30, 2020, the Company incurred a net loss of $7,729,449 as compared to a net income of $1,860,561 for three months end September 30, 2019, which was primarily due to derivative-related income from the changes in liability and debt fees associated with our convertible notes and the increase in stock conversion and relative volatility increase in fluctuation.

Nine months ended September 30, 2020 and September 30, 2019.

Revenue

Revenue generated for the nine months ended September 30, 2020 was $3,012,754 as we began reporting revenue being created from both the Service 800 and Customer Centered Strategies acquisition which was closed in 2019 for the full nine months, compared to $2,862,141 for the nine month period ended September 30, 2019.

Operating Expenses

For nine months ended September 30, 2020, operating expenses were $4,946,098 and for the nine months ended September 30, 2019, operating expenses were $4,186,003. This increase is mainly attributable to the Service 800 and Customer Centered Strategies acquisitions and the related costs associated with these operations within the acquisition process. There was a $202,109 increase in cost of goods sold from $996,889 for the nine months ended September 30, 2020 compared to $794,780 in the comparable period. Payroll increased $469,379 from $1,428,344 to $1,897,723 during the nine months ended September 30, 2020 and 2019, respectively, due to the Service 800 and PathUX employee addition, and general and administrative costs increased $91,802 once again due to the Service 800 and Customer Centered Strategies additions..

Non-operating income (expense)

The Company reported non-operating expense of $8,734,813 during the nine months ended September 30, 2020, an increase of $2,986,030 compared to $5,748,783 during the nine months ended September 30, 2019, mainly attributable to the changes in the derivative liability and debt fees associated with our convertible notes, along with an increase in interest expense of $921,408 due to the increase in debt level and default interest rates the Company is currently paying.

Net Income (loss)

For nine months ended September 30, 2020, the Company incurred a net loss of $10,668,157 as compared to a net loss of $7,072,644 for the nine months ended September 30, 2019, which was primarily due to a loss on derivative related income from the changes in liability and debt fees associated with our convertible notes. As of September 30, 2020, the Company had an accumulated deficit of $58,512,832 and as of December 31, 2019, the Company had an accumulated deficit of $48,227,200.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve (12) months.

Going Concern

There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2020, we had an accumulated deficit of $58,512,832.  Since we discontinued operations in 2012 the continuity of our future operations is dependent upon our ability to increase sales and brand awareness. These conditions raise substantial doubt about our ability to continue as a going concern.  We intend to continue relying upon the issuance of debt and equity securities to finance our operations.  In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing.  However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital, that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable.  Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $1,248,772 and $2,070,852 as of September 30, 2020 and December 31, 2019, respectively.  Current assets would consist primarily of cash, accounts receivable and current assets held for sale of $0 and $113,470 as of September 30, 2020 and December 31, 2019, respectively. The Company had a $58,512,832 accumulated deficit on its balance sheet as of September 30, 2020.

We had total current liabilities of $7,673,831 and $8,074,845 as of September 30, 2020 and December 31, 2019, respectively.  Current liabilities consisted primarily of the derivative liability, accounts payable, accrued payroll and payroll taxes, contingent acquisition liabilities, related party debt, convertible debt and interest, and the accrued interest, and current liabilities associated with the sale of PathUX of $0 and $2,109,850, respectively as of September 30, 2020 and December 31, 2019. The increase in our current liabilities is attributable to accrued interest, salary accruals and short-term debt incurred as part of the Service 800 and Customer Centered Strategies and our derivative liability.

We had a working capital deficit of $6,425,059 and $6,003,993 as of September 30, 2020 and December 31, 2019, respectively.  The increase of $421,066 for the period as of September 30, 2020 compared to December 31, 2019 was due to an increase in short term borrowings and derivative liabilities offset by the disposal of discontinued operations.

Cash Flow from Operating Activities

For the nine months ended September 30, 2020 and 2019, cash used in operating activities was $920,073 and cash provided by operations of $77,595 respectively. This increase of cash used is attributable to the Service 800 and Customer Centered Strategies acquisitions and the increase in payroll expenses.

Cash Flow from Investing Activities

For the nine months ended September 30, 2020 and 2019, cash provided used in investing activities was $16,230 and $2,014,096 respectively, which represents cash used in the Service 800 and Customer Centered Strategies acquisition transactions.

Cash Flow from Financing Activities

For the nine months ended September 30, 2020 and 2019, cash provided by financing activities was $446,015 and $2,000,000, respectively, which represents cash from the Discover Growth Fund LLC.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, describe the critical accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the nine months ended September 30, 2020.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The Company’s management, including its Principal Executive Officer and its Principal Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and these breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A complaint against the Company, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company's acquisition of Service 800, seeking in excess of $1.6 million in damages. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800. Answers and Affirmative and Additional Defenses to Third Party Claims were filed by Mr. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and, on April 24, 2020, Ms. Bredeson filed a Motion to Dismiss. The Court denied in full Ms. Bredeson’s motion to dismiss or for a more definite statement.  Subsequently, using a wholly owned entity she controls, Ms. Bredeson filed another matter, captioned Green Valley Associates Inc. vs Service 800 Inc., 27-CV-20-13800.  Although Ms. Bredeson is seeking to have the matters handled by separate judges, the Company is seeking consolidation of the two matters before Judge Klein, the judge who denied Ms. Bredeson's motion to dismiss.  Ms. Bredeson also has since filed, and then withdrawn, other motions, without allowing them to reach Judge Klein. Discovery is ongoing, but we expect the matter will continue for another six months before substantive motions.  An early attempt at mediation was unsuccessful, but another attempt at the end of discovery may be more fruitful. In the interim, the Company is continuing to vigorously defend itself against this lawsuit.

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

On September 17, 2020, the Company issued 12,318,939 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

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

Beyond Commerce, Inc.

Dated: November 16, 2020	By:	/s/ Geordan Pursglove
Geordan Pursglove, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)