Form 10-K
period 2020-12-31
Beyond Commerce, Inc.
filed 2021-04-15
CIK 1386049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

(702) 675-8022

(Registrant’s telephone number, including area code)

(For name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None	None	None
(Title of each class) N/A	Trading symbol(s) N/A	(Name of each exchange on which registered) N/A

Securities registered pursuant to section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 15, 2021, there were 5,101,691,862 shares of the registrant’s common stock outstanding.

As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock, par value $0.001 per share held by non-affiliates of the registrant was approximately $1,007,072 based on $0.0004 (on a post-reverse stock split basis), the closing price of the registrant’s common stock on that date.

BEYOND COMMERCE, INC.

FORM 10-K FOR THE YEAR ENDED

December 31, 2020

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

PART I

ITEM 1.  BUSINESS

Beyond Commerce, Inc. was formed as a Nevada corporation on January 12, 2006.

We operate within two markets: (1) the Business-to-Business Internet Marketing Technology and Services market and (2) the Information Management market. Our goal is to develop proprietary software for digital transformation of clients’ existing content. We believe our planned platform, strategy, and suite of software products and services will provide secure and scalable information control solutions for global companies.  We believe our planned software will assist organizations in finding, utilizing, and sharing business information between devices in ways that are intuitive, efficient and productive. We believe that our business model will ensure that information will remain secure and private, as necessitated by the current market climate.

In addition, we provide solutions which facilitate the exchange of information and data transactions between supply chain participants, such as manufacturers, retailers, distributors and financial institutions, with the ultimate goal of automating potential client internal processes thereby increasing productivity and lowering costs. We plan to develop proprietary algorithms which it will embed in the planned software to enable clients to access data and gain insight into their business, through that data, leading to improved internal decision making.

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

On March 4, 2019 the Company filed a Form 8-K; wherein, the company announced the completion of the business combination between Beyond Commerce, Inc and Service 800, Inc. Service 800 operates as a premium provider of Customer Feedback Management Platforms to their Fortune 500 and 1000 clients on a global basis. Service 800 provides survey authoring, response rates, feedback types and data analysis on their proprietary, cloud based, automated and centralized platform. Service 800 has currently 25 full time employees that provide services to 130 companies and 300 service organizations. Service 800’s current operations and strategic business plan is to further develop its marketing and Customer Experience platform to use within the framework of its current Fortune 500 and 1000 clients.

On March 17, 2019 announced that its Chief Executive Officer, George Pursglove had unexpectedly passed away. Although Mr. Pursglove was no longer here to lead BYOC, his vision and the direction that the Company was pursuing is to continue in earnest through the efforts of then President of the Company, Geordan Pursglove, as well its competent and sophisticated directors. Subsequently Geordan Pursglove became Beyond Commerce Chairperson and CEO.

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

Recent Developments

Stock Purchase Agreement

On March 23, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) with one investor to purchase 10,000 shares of the Company’s Series C Convertible Preferred Stock, convertible into a total of 100,000,000 shares of the Company’s common stock, par value $0.001,, for a purchase price of $1,000,000. The SPA contains standards representation, warranties and covenants made by each party in the SPA.

Exchange Agreement

On March 19, 2021, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with an existing institutional investor (the “Investor”), whereby, in exchange for the Investor returning to the Company for cancellation the Senior Secured Redeemable Convertible Debenture in the initial face amount of $2,717,391.30, issued by the Company on August 7, 2018, which was convertible into Common Stock at a variable conversion price, the Company is issuing to the Investor 1,556,905 shares of the Company’s Series C Convertible Preferred Stock, which are convertible into a fixed number of shares of Common Stock.

Amendments to Articles of Incorporation

On November 13, 2020, we filed an amendment to its Articles of Incorporation with Nevada’s Secretary of State to increase the number of shares of the Company’s common stock, par value $0.001 that the Company is authorized to issue from 3,000,000,000 to 5,000,000,000 (the “Amendment”). On November 16, 2020, the Company received a filed and stamped copy of the Amendment from the Secretary of State of Nevada.

On March 2, 2021, we received confirmation of filing with the Secretary of State of the State of Nevada of a Certificate of Correction, clarifying that the Company’s Certificate of Amendment to its Articles of Incorporation filed on November 16, 2020 effected an increase in the number of shares of common stock authorized, without impacting the number of shares of preferred stock authorized.  Additionally, on March 2, 2021, the Company filed with the Secretary of State of the State of Nevada of a Certificate of Correction, clarifying that the Company’s Certificate of Amendment to its Articles of Incorporation filed on April 21, 2020 effected an increase in the number of shares of common stock authorized, without impacting the number of shares of preferred stock authorized.

On March 2, 2021, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment effecting the amendment and restatement of its Articles of Incorporation (the “Amended and Restated Articles”). The Amended and Restated Articles reflected amendments that effected (i) the increase of the number of shares of common stock that the Company is authorized to issue to ten billion (10,000,000,000); (ii) the 1-for-1,000,000 reverse stock split of the shares of Series A Preferred Stock, with ratable adjustment to the conversion and voting terms; and (iii) the reduction of the number of shares of preferred stock that the Company is authorized to issue to sixty million four hundred (60,000,400).

On March 5, 2021, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designations, Rights and Preferences for shares of the Company’s Series C Preferred Stock (the “Series C Designations”).  The Series C Designations provide for the issuance of up to 50,000,000 shares of Series C Preferred Stock, with each such share convertible into 10,000 shares of the Company’s common stock. The shares of Series C Preferred Stock will vote together with the other classes of stock on an “as-converted” basis, subject to ownership limitations.

Appointment of Stazzone as CFO

On February 8, 2020, the Company appointed Peter Stazzone to serve as the Chief Financial Officer of the Company and the Vice President of Finance of Service 800, Inc., the Company’s subsidiary. Mr. Stazzone shall also continue serving as a Director of the Company.

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

•INTEGRATED SEARCH: Data from IBISWorld Search Engines – US Market Research Report, November 2017, indicates that the revenue for this sector was approximately $60 billion last year following five years of 8.8% average growth.

•MARKET RESEARCH: this global industry segment generated $44.5 billion in revenues last year, as reported from data derived from Statista Business Services – Market Research Industry -- Statistics.

•BUSINESS BIG DATA ANALYTICS: Industry wide revenues were $122 billion in 2015 with projected revenues reaching $187 Billion by 2019 according to InformationWeek’s Big Data.

•INTERNET PUBLISHING AND BROADCASTING: $119 billion in revenues were generated last year following annual growth of 14.8% over the previous five years, as shown by data provided by IBISWorld Search Engines – US Market Research Report, November 2017.

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

Our Business Strategy

Growth

We plan to grow our business and strengthen our future service offerings in the IMT&S market through product development strategic acquisitions and integration. We plan to be a value-oriented and disciplined acquirer. Currently we are in the process of identifying potential acquisitions of companies in the IMT&S markets.  In this regard, on December 14, 2017, we entered into an agreement with Service 800 and the sole shareholder of Service 800 (the “Shareholder”), and on March 4, 2019 we purchased all of the issued and outstanding shares of common stock of Service 800 from the Shareholder (the “Transaction”).  Service 800 operates as a premium provider of Customer Feedback Management Platforms to their Fortune 500 and 1000 clients on a global basis. Service 800 provides survey authoring, response rates, feedback types and data analysis on their proprietary, cloud based, automated and centralized platform. Service 800 has currently 25 full time employees that provide services to 130 companies and 300 service organizations. Service 800’s current operations and strategic business plan is to further develop its marketing and Customer Experience platform to use within the framework of its current Fortune 500 and 1000 clients. While acquiring companies that operate complementary businesses will be one of our leading growth drivers, our growth strategy also includes product and software innovation. We plan to create sustained value by expanding distribution and adding value through up-selling and cross-selling across our planned multiple proprietary marketing platforms to our future customers.

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

Funding Agreements

On February 12, 2019, after effectiveness of our registration statement we entered into the second tranche of funding from the Discover Growth Fund, LLC for $2,000,000 of which funds were utilized in the cash component of the Service 800, Inc transaction.

On December 31, 2019, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with TCA Special Situations Credit Strategies ICAV, an Irish collective asset vehicle (the “Buyer” or “TCA ICAV”), and TCA Beyond Commerce, LLC, a Wyoming limited liability company (“TCA Beyond Commerce”), pursuant to which the Buyer purchased from the Company a senior secured redeemable debenture having an initial principal amount of $900,000 and an interest rate of 16% per annum (the “Initial Debenture”). Additional Debentures may be issued and funded, subject to and upon the approval of the Company and the Buyer, provided that the total value of the Initial Debenture and the Additional Debentures together shall not exceed $5,000,000.

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

On April 24, 2020, the Company through its Service 800 Inc. subsidiary, received $500,000 in funding in conjunction with a promissory note under the Payroll Protection Program is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). After sixty (60) days from the date the Loan is funded, but not more than twenty-four (24) weeks from the date the Loan is funded, Borrower shall apply to Bank for loan forgiveness. If the SBA confirms full and complete forgiveness of the unpaid balance of the Loan, and reimburses Bank for the total outstanding balance, principal and interest, Borrower’s obligations under the Loan will be deemed fully satisfied and paid in full. If the SBA does not confirm forgiveness of the Loan, or only partly confirms forgiveness of the Loan, or Borrower fails to apply for loan forgiveness, Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest, and in such case, Bank will establish the terms for repayment of the Loan Balance in a separate documentation to be provided to Borrower, which letter will set forth the Loan Balance, the amount of each monthly payment, the interest rate (not in excess of a fixed rate of one per cent (1.00% per annum), the term of the Loan, and the maturity date of two (2) years from the funding date of the Loan. No principal or interest payments will be due prior to the end of the Deferment Period. Because we anticipate the note being forgiven within the next year it is classified as short term. – add information about forgiveness

Potential Product Revenues

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

On December 31, 2019 TCA Beyond Commerce, a joint venture which is 80% owned by Beyond Commerce, Inc., entered into a Membership Interest Purchase, whereby TCA Beyond Commerce acquired 100% of the authorized and issued membership interests of CCS from its sole member. TCA Beyond Commerce acquired the membership interests for a purchase price of $525,000 (the “CCS Purchase Price”), with $175,000 to be paid in cash and the remaining $350,000 to be paid through TCA Beyond Commerce’s issuance of a convertible promissory note with an original principal of $350,000 and a conversion feature that provides the CCS with the right to convert outstanding principal and accrued interest into shares of the Company’s common stock at a price based on the 10-day trailing average price of the Company’s stock.

In addition to the CCS purchase price, CCS and Service 800, Inc., entered into an employment agreement whereby the CCS will be employed by Service 800 as Vice President of Operations and Technologies for a period of nine months.

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

Employees

As of December 31, 2020, the Company currently had twenty five (25)  full-time employees, of which Mr. Geordan Pursglove is one.  Mr. Pursglove is our President, CEO and Director. Through the acquisition of Service 800, Inc., we added approximately twenty five (25) full time employees and approximately 125 part time employees that assist in providing services to the Company’s current roster of approximately 130 companies and 300 service organizations.

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

Legal Proceedings

A complaint against the Company, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the

Company's acquisition of Service 800, seeking in excess of $1.6 million in damages. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800. Answers and Affirmative and Additional Defenses to Third Party Claims were filed by Mr. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and, on April 24, 2020, Ms. Bredeson filed a Motion to Dismiss. The Court denied in full Ms. Bredeson’s motion to dismiss or for a more definite statement.  Subsequently, using a wholly owned entity she controls, Ms. Bredeson filed another matter, captioned Green Valley Associates Inc. vs Service 800 Inc., 27-CV-20-13800.  Although Ms. Bredeson is seeking to have the matters handled by separate judges, the Company is seeking consolidation of the two matters before Judge Klein, the judge who denied Ms. Bredeson's motion to dismiss.  Ms. Bredeson also has since filed, and then withdrawn, other motions, without allowing them to reach Judge Klein. The discovery process remains ongoing, and we expect the matter will continue for another six months before substantive motions can be filed.  An early attempt at mediation was unsuccessful, but another attempt at the end of discovery may be more fruitful. In the interim, the Company is continuing to vigorously defend itself against this lawsuit.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2020 and December 31, 2019, we had an accumulated deficit of $58,645,834 and $48,227,200, respectively. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2020 and 2019 with respect to this uncertainty.

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

We plan to grow our business both organically and inorganically, including through the acquisitions of Service 800, and Customer Centered Strategies, LLC, and development of software and solutions. While we plan to complete other acquisitions, there can be no assurance that we will be successful in closing on other acquisitions. In the event that we do pursue further acquisitions, we may have difficulty executing on such acquisitions and may not realize the anticipated benefits of any transaction we complete. Any of the foregoing matters could materially and adversely affect us.

The integration of Service 800, Customer Centered Strategies, LLC will likely be a time-consuming process. The integration process will likely require substantial management time and attention, which may divert attention and resources from other important areas, including developing our planned services and products existing business. In addition, we may not be able to fully realize the anticipated strategic benefits of the acquisition, which includes a complementary business. The failure to successfully integrate the combined operations, including retention of key employees, could impact our ability to realize the full benefits of our acquisitions of Service 800, Customer Centered Strategies, LLC. If we are not able to achieve the anticipated strategic benefits of the acquisition, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the integration or the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by us. Failure to achieve the anticipated benefits could result in increased costs and decreases in future revenue and/or net income following the acquisition.

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

The outbreak of the novel coronavirus (COVID-19), including the measures to reduce its spread, and the impact on the economy, cannot fully be understood and identified. Indications to date are that there are somewhat offsetting factors relating to the impact on our Company.

The offsetting factors are the impact of the virus on the overall economy, and the impact that a down economic period can have on consumer behavior, including trial of new brands. Greater unemployment, recession, and other possible unforeseen factors are shown to have an impact. Research indicates that consumers are less likely to try new brands during economic recession and stress, returning to the legacy brands they’ve known for decades.

It is possible that the fallout from the pandemic could make it more difficult in the future for the Company to access required growth capital, possibly rendering us unable to meet certain debts and expenses.

It is impossible to know what the future holds with regard to the virus, both for our company and in the broader sense. There are many uncertainties regarding the current coronavirus pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, vendors, and business partners. It is difficult to know if the pandemic has materially impacted the results of operations, and we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments accordingly, if necessary.

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

Our controlling stockholder, The 2GP Group, Geordan Pursglove, our President, CEO and Director LLC and Fiona Oakley, together hold a majority of the total voting power of our outstanding capital stock as of March 31, 2021.  The 2GP Group, LLC is an entity controlled by Mr. Pursglove, who holds sole voting and dispositive power over these shares. Each share of Series A Preferred Stock is convertible into one million shares of common stock.  In addition, each share of Series A Preferred Stock entitles its holder to (i) cumulative, non-participating dividends in preference and priority to any declaration or payment of a dividend on any of the Company’s common stock, at a rate of 12% per annum, and (ii) three times (3x) voting preference over common stock.  Each one (1) share of the Series B Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total number of votes of issued and outstanding shares of stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. These shareholders have the ability to control our management and affairs through the election and removal of our entire Board of Directors, the amendment of our articles of incorporation or bylaws, and the adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.  Such concentrated control of the Company may adversely affect the price of our common stock. A stockholder that acquires common stock will not have an effective voice in the management of the Company.

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

We are authorized to issue up to 10,000,000,000 shares of common stock with a par value of $0.001, of which 4,951,691,862 are issued and outstanding as of March 31, 2021. Our board of directors, upon the approval of the stockholders, may seek to increase the number of authorized shares in the future and may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Voting power is highly concentrated in holders of our Preferred Stock.

We are authorized to issue up to 60,000,400 shares of preferred stock, which are designated Series A, B, C and undesignated Preferred Stock and all of which are currently issued and outstanding.

The Series A Preferred Stock will, with respect to each holder of the Series A Preferred Stock be entitled to three million (3,000,000) votes for each share of Series A Preferred Stock standing in his, her or its name on the books of the corporation. Each share of Series A Preferred Stock is convertible, at the option of the holder, into one million shares of Common Stock. The Series A Preferred Stock is entitled, in the event of any voluntary liquidation, dissolution or winding up of the Corporation, to receive payment or distribution of a preferential amount before any payments or distributions are received by any class or series of common stock. Subject to the prior or equal rights of the holders of all classes of stock at the time outstanding having prior or equal rights as to dividends and ranking ahead of the Common Stock, the holders of the Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, out of any assets of the Corporation legally available therefor, such dividends as may be declared from time to time by the Board of Directors.

One (1) share of the Series B Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total number of votes of the issued and outstanding shares of Common Stock and other Preferred Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.  For the avoidance of doubt, if the total number of votes of the issued and outstanding shares of Common Stock and other Preferred Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series B Preferred Stock shall be equal to 102,036 (e.g., ((0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).

With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series B Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Articles of Incorporation or by-laws. Such concentrated control of the Company may adversely affect the price of our common stock. A stockholder that acquires common stock will not have an effective voice in the management of the Company.

We have designated 50,000,000 shares of Series C Convertible Preferred Stock, par value of $0.001 per share (the “Series C Preferred Stock”).

The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) pari passu with the Corporation’s Common Stock, $0.001 par value per share (“Common Stock”); (b) junior to all other series of Preferred Stock, as such may be designated as of the date of this Designation, or which may be designated by the Corporation after the date of this Designation (the “Other Preferred”), and (c) junior to all existing and future indebtedness of the Corporation.

Holders of the Series C Preferred Stock shall vote on all matters requiring a vote of the shareholders of the Corporation, together with the holders of shares of Common Stock and other classes of preferred stock entitled to vote, as a single class. Subject to the applicable beneficial ownership limitation, each Holder shall be entitled to the whole number of votes equal to the number of shares of Common Stock into which such holder’s Preferred Shares would be convertible using the record date for determining the stockholders of the Corporation eligible to vote on such matters as the date as of which the number of Conversion Shares is calculated. Holders of the Series C Preferred Stock will also be entitled to vote as a separate class with respect to any matter as to which such voting rights are required by applicable law. There are an additional 10,000,099 authorized and undesignated Preferred Shares that are not yet issued or outstanding.

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

The stock markets experienced and may experience significant price and trading volume fluctuations, and the market prices of companies quoted on the OTCPink Marketplace operated by OTC Markets Group Inc., which is where our stock is currently quoted, have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors both in and outside of our control, and include but are not limited to the following:

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

ITEM 2.   DESCRIPTION OF PROPERTY

We currently lease virtual office space at 3773 Howard Hughes Parkway, Suite: 500 Las Vegas, NV 89169.  We pay an annual fee of $120 for this lease. There is also a location in Minnesota for Service 800, Inc. The current address of Service 800, Inc. is 110 Cheshire Lane, Suite 350 Minnetonka Minnesota 55305. Service 800 leases 3,210 square feet of office space under an operating lease agreement with Carlson Center East LLC. The lease, which expires June 30, 2023, requires base monthly rents of $4,160, plus operating expenses.

ITEM 3.   LEGAL PROCEEDINGS

A complaint against the Company, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company's acquisition of Service 800, seeking in excess of $1.6 million in damages. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800. Answers and Affirmative and Additional Defenses to Third Party Claims were filed by Mr. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and, on April 24, 2020, Ms. Bredeson filed a Motion to Dismiss. The Court denied in full Ms. Bredeson’s motion to dismiss or for a more definite statement.  Subsequently, using a wholly owned entity she controls, Ms. Bredeson filed another matter, captioned Green Valley Associates Inc. vs Service 800 Inc., 27-CV-20-13800.  Although Ms. Bredeson is seeking to have the matters handled by separate judges, the Company is seeking consolidation of the two matters before Judge Klein, the judge who denied Ms. Bredeson's motion to dismiss.  Ms. Bredeson also has since filed, and then withdrawn, other motions, without allowing them to reach Judge Klein. The discovery process remains ongoing and we expect this matter will continue for another six months before substantive motions can be filed. An early attempt at mediation was unsuccessful, but another attempt at the end of discovery may be more fruitful. In the interim, the Company is continuing to vigorously defend itself against this lawsuit.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is currently trading on the OTCPink Marketplace operated by OTC Markets Group Inc since September 13, 2019  under the symbol “BYOC”.  Previously, on August 6, 2018, our common stock began trading on the OTCQB Tier of the OTC Markets Group, Inc. Prior to that, our common stock had been traded on the OTCPink Tier of the OTC Markets Group, Inc. The following table sets forth the high and low sale prices for our Common Stock for each quarterly period within the two most recent fiscal years. There has been minimal reported trading to date in the Company’s common stock.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarter indicated as reported on the OTC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal 2020		Fiscal 2019
	High	Low	High	Low
First Quarter ended March 31	$0.0053	$0.0006	$0.0460	$0.0438
Second Quarter ended June 30	$0.0014	$0.00025	$0.0040	$0.0036
Third Quarter ended September 30	$0.0041	$0.0003	$0.0016	$0.0013
Fourth Quarter ended December 31	$0.0028	$0.0006	$0.0011	$0.0009

Holders of Record

As of April 15, 2021, there are 5,101,691,862 shares of our common stock issued and outstanding and there were 231 stockholders of record as of such date.

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

RECENT SALES OF UNREGISTERED SECURITIES

In the twelve months ending December 31, 2020, there were no shares issued to investors for cash. No underwriter participated in any transactions related to our equity, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records. These shares were issued in offerings under Regulation D promulgated under Section 4(2) of the Securities Act of 1933. The company issued 1,915,350,522 shares in lieu of convertible note payments of $1,915,351. These issuances were exempt from registration under section 4(1) of the Securities Act as sales by an issuer not involving a public offering. During the twelve months ended December 31, 2020 we issued 13 shares of Series B Preferred Stock to our Chief Executive Officer. These issuances were exempt from registration under Section 4 (1) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of December 31, 2020, we had no compensation plans under which our equity securities were authorized for issuance.

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

About Beyond Commerce

Beyond Commerce, Inc. was formed in the State of Nevada on January 12, 2006.

We operate within two markets: (1) the Business-to-Business Internet Marketing Technology and Services market and (2) the Information Management market. Our goal is to develop proprietary software for digital transformation of clients’ existing content. We believe our planned platform, strategy, and suite of software products and services will provide secure and scalable information control solutions for global companies.  We believe our planned software will assist organizations in finding, utilizing, and sharing business information between devices in ways that are intuitive, efficient and productive. We believe that our business model will ensure that information will remain secure and private, as necessitated by the current market climate.

In addition, we provide solutions which facilitate the exchange of information and data transactions between supply chain participants, such as manufacturers, retailers, distributors and financial institutions with the ultimate goal of automating potential client internal processes thereby increasing productivity and lowering costs. We plan to develop proprietary algorithms which it will embed in the planned software to enable clients to access data and gain insight into their business, through that data, leading to improved internal decision making.

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

Impact of Virus Outbreak and Management’s Plans

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

The Company continues to maintain the business working with customers to fit their needs - We are also offering COVID type services. We have clients in the medical field and are offering to do survey work for them regarding their response for the COVID outbreak so they can document how they are doing as a company. We are in touch with our customers daily, we have even discussed switching them from phone calls to web surveys until this has passed. Along with the above, the Company, Service 800, was approved on April 16, 2020 for $500,000 from the Paycheck Protection and approved on February 2, 2021 for $625,000 from the Paycheck Protection Round Two, which provided funds to assist in maintaining our employee base.

Service 800 Agreement

On December 14, 2017, we entered into an agreement with Service 800 and the sole shareholder of Service 800 (the “Shareholder”), and on March 4, 2019 we purchased all of the issued and outstanding shares of common stock of Service 800 from the Shareholder (the “Transaction”).  Service 800 operates as a premium provider of Customer Feedback Management Platforms to their Fortune 500 and 1000 clients on a global basis. Service 800 provides survey authoring, response rates, feedback types and data analysis on their proprietary, cloud based, automated and centralized platform. Service 800 has currently 25 full time employees that provide services to 130 companies and 300 service organizations. Service 800’s current operations and strategic business plan is to further develop its marketing and Customer Experience platform to use within the framework of its current Fortune 500 and 1000 clients.

Upon the closing of the business combination, Jean Mork Bredeson, Founder and President of Service 800, Inc., received $2,100,000 in cash, and $2,100,000 in a three-year 5.5% promissory note.  The $2,100,000 promissory note is personally guaranteed by the estate of George Pursglove whose executor is Geordan Pursglove Beyond Commerce’s President, CEO. On July 18, 2018 Jean Mork Bredeson received 2,000,000 shares of Beyond Commerce’s restricted common stock. On July 18, 2018 Allen Bredeson, Vice President of Marketing and Client Relations, received 1,000,000 shares of Beyond Commerce’s restricted common stock. On July 18, 2018 Derick White, Vice President of Sales received 1,000,000 shares of Beyond Commerce’s restricted common stock, and Jeff Schwendinger, Vice President of Operations on July 18, 2018 received 1,000,000 shares of Beyond Commerce’s restricted common stock. The effective date of this business combination between Beyond Commerce and Service 800, is February 28, 2019, when Beyond Commerce received 100% of Service 800 stock, assets consisting of the company’s website, customer lists, current customer base, and customer’s in the company’s pipeline and proprietary software.

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

In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund, L.P. over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA was based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than the amount set forth above.

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

Management considers all of its derivative liabilities to be Level 3 liabilities. At December 31, 2020 and 2019, the Company had outstanding derivative liabilities, including those from related parties of $1,005,617 and $1,433,403, respectively.

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

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-21, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During the years ended December 31, 2020 and 2019, the Company did not recognize any impairment charges.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with prior GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike prior GAAP—which required only finance (formerly capital) leases to be recognized on the balance sheet—the new ASU requires both types of leases to be recognized on the balance sheet. The ASU took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This standard could be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes certain practical expedients that an entity may elect to apply, including an election to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which made improvements to Accounting Standards Codification (“ASC”) 842 and allow entities to not restate comparative periods in transition to ASC 842 and instead report the comparative periods under ASC 840.

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. The Company has an operating lease for the Company’s subsidiary Service 800 corporate office. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the consolidated balance sheet. Lease liabilities are initially recorded at the present value of the lease payments by discounting the lease payments by the IBR and then recording accretion over the lease term using the effective interest method. Operating lease classification results in a straight-line expense recognition pattern over the lease term and recognized lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Operating lease expense is included in selling, general and administrative expense, based on the use of the leased asset, on the consolidated statement of income. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are not material; the Company recognizes lease expense for these leases on a straight-line basis over the remaining lease term.

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

Stock Based Compensation

During the year ended December 31, 2020, the Company did not issue any stock options. This Company’s existing stock plan expired on September 11, 2018.

Employee Benefits

The Company during 2020 mainly attributable to the Service 800, Inc acquisition had approximately twenty five (25) full time employees within this organization and offers certain healthcare benefits to remain competitive within the market place.

Recent Accounting Pronouncements

The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2020, we elected to early adopt ASU 2017-04, and the adoption had no impact on our consolidated financial statements. We will perform future goodwill impairment tests according to ASU 2017-04.

In April 2019, the FASB issued ASU No. 2019-04 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provides updates and clarifications to three previously-issued ASUs: 2016-01 Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, described further above and which the Company has not yet adopted; and 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which the Company early adopted effective January 1, 2018. The updates related to ASU 2016-13 have the same transition as ASU 2016-13 and are effective for periods beginning after December 15, 2019, with adoption permitted after the issuance of ASU 2019-04. The updates related to ASU 2017-12 are effective for the Company on January 1, 2020. The updates related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2017-12 and it did not have an impact on the condensed consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for the Company beginning after December 31, 2019. Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. The Company adopted ASU 2018-13 and it did not have an impact on the condensed consolidated financial statements.

The FASB has issued ASU No. 2019–12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740. The guidance also improves consistent application by clarifying and amending existing guidance from ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein and is to be applied on a retrospective, modified retrospective or prospective approach, depending on the specific amendment. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the fiscal years ended December 31, 2020 and 2019. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10k. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” beginning on page 14 of this Form 10-K.

Results of Operations

Through our Service 800 Inc subsidiary, many of our clients; GE Healthcare, Audiology System, Inc 3M Healthcare, Johnson & Johnson Vision Care, Albany Molecular Research Inc., Sakura Finetek, Abbott Diagnostics, Biosense Webster, a Johnson & Johnson Company and Medtronic to name a few took the time during pandemic to begin strategic planning with Service 800 to grow their business with the company by renewals, expansion, and better ways to grow our programs with each and every one of them for the future. This select market segment continues to be a major source of revenue for the Company as we expand our services within this business segment. We anticipate revenue getting back in line with exceeding our expectations as the economy recovers from the Covid-19 pandemic and we progress further into the year. All renewals that have taken place are on a minimum of a one to two-year term with an auto renewal taking place when the contract expires.  During the pandemic, it made our customers realize the value that Service 800 brings to the clients in the form of providing valuable information to not only help their growth within their own companies, but it also helps them be better providers to their customers as well. We continue to look forward to growth into each division of these companies and expansion to exceed expectations that have been set. We value these customers and are looking for all of the positive growth we have set for the remainder of the year and moving onwards to future years to come.

For the Years Ended December 31, 2020 and 2019

Revenue

Revenue generated for the twelve months ended December 31, 2020 was $4,188,782 as we began reporting revenue being created from both the Service 800 and Customer Centered Strategies acquisition which was closed in 2019 for the full twelve months, compared to $4,099,925 for the twelve-month period ended December 31, 2019.

Operating Expenses

For twelve months ended December 31, 2020, operating expenses were $6,523,861 and for the twelve months ended December 31, 2019, operating expenses were $6,222,167. There was a $324,841 increase in cost of goods sold from $1,400,146 for the twelve months ended December 31, 2020 compared to $1,075,305 in the comparable period which corresponds to the increase in revenue. This increase is mainly attributable to the Customer Centered Strategies acquisition and the related costs associated with these operations. Professional Fees decreased $773,714 from $1,506,081 to $732,367 during the twelve months ended December 31, 2020 and 2019, respectively, due to the Service 800 legal proceedings and accounting and audit expenses related to the acquisition by the Company of Service 800. General and administrative costs increased $191,287 once again due to the Service 800 and Customer Centered Strategies additions and increase in computers & IT departments.

Non-operating income (expense)

The Company reported non-operating expense of $8,468,487 during the twelve months ended December 31, 2020, an increase of $5,298,688 compared to $3,169,799 during the twelve months ended December 31, 2019 mainly attributable to the changes in the derivative liability and debt fees associated with our convertible notes, along with an increase in interest expense of $1,077,287 due to the increase in debt level and default interest rates the Company is currently paying.

Consolidated Net Loss

For twelve months ended December 31, 2020, the Company incurred a consolidated net loss of $10,452,866 as compared to a consolidated net loss of $5,464,520 for the twelve months ended December 31,2019, which was primarily due to a loss on derivative related income from the changes in liability and debt fees associated with our convertible notes. As of December 31, 2020, the Company had an accumulated deficit of $58,645,834 and as of December 31, 2019, the Company had an accumulated deficit of $48,227,200.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve (12) months.

Going Concern

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2020, we had an accumulated deficit of $58,645,834.  Since we discontinued operations in 2012 the continuity of our future operations is dependent upon our ability to increase sales and brand awareness. These conditions raise substantial doubt about our ability to continue as a going concern.  We intend to continue relying upon the issuance of debt and equity securities to finance our operations.  In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing.  However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital, that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable.  Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $1,276,871 and $2,070,851 as of December 31, 2020 and December 31, 2019, respectively.  Current assets would consist primarily of cash, accounts receivable and current assets held for sale of $0 and $113,470 as of December 31, 2020 and 2019, respectively. The Company had a $58,645,834 accumulated deficit on its balance sheet as of December 31, 2020.

We had total current liabilities of $7,025,541 and $9,123,640 as of December 31, 2020 and December 31, 2019, respectively.  Current liabilities consisted primarily of the derivative liability, accounts payable, accrued payroll and payroll taxes, contingent acquisition liabilities, related party debt, convertible debt and interest, and the accrued interest, and current liabilities associated with the sale of PathUX of $0 and $3,158,645, respectively as of December 31, 2020 and December 31, 2019. In addition to the decrease in current liabilities resulting from the sale of PathUX , there was an increase of $1,013,888 attributable to accrued interest, salary accruals and short-term debt incurred as part of the Service 800 and Customer Centered Strategies and our derivative liability.

We had a working capital deficit of $5,748,670 and $7,052,790 as of December 31, 2020 and December 31, 2019, respectively.  The decrease of $1,304,119 for the period as of December 31, 2020 compared to December 31, 2019 was due to a decrease of $3,158,645 in current liabilities associated with the forfeiture of PathUX offset partially by an increase in accrued interest, salary accruals and derivative liability.

Cash Flow from Operating Activities

For the twelve months ended December 31, 2020 and 2019, cash used in operating activities was $888,650 and cash provided by operations of $106,948 respectively. This increase of cash used is attributable to the Service 800 and Customer Centered Strategies acquisitions and the increase in payroll expenses.

Cash Flow from Investing Activities

For the twelve months ended December 31, 2020 and 2019, cash used in investing activities was $16,230 and $2,501,499 respectively, which represents cash used in the Service 800 and Customer Centered Strategies acquisition transactions.

Cash Flow from Financing Activities

For the twelve months ended December 31, 2020 and 2019, cash provided by financing activities was $403,803 and $2,900,000, respectively, which represents $500,000 in cash from the PPP loan received by the Company offset by the payment of certain notes.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Beyond Commerce, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beyond Commerce, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses, has not generated sufficient revenue to cover its operating costs, and may be unable to raise further equity in support of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Critical Audit Matter:

As discussed in Note 2 to the consolidated financial statements, the Company has entered into debt and equity agreements which included convertible notes and warrants. These agreements required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability and whether the warrants required accounting as derivative liabilities, which are required to be recorded at estimated fair value.

The Company’s determination of the estimated fair value involves the identification of related financial instruments and a clear understanding of the terms of the agreements. Auditing management’s estimates of fair value requires a high degree of auditor judgment and an increased extent of effort, including the need to carefully examine to understand the true nature of the related agreements.

How We Addressed the Critical Audit Matter in Our Audit:

Our audit procedures related to determination of the estimated fair values of these debt and equity transactions included the following, among others:

•We evaluated whether the company’s accounting treatment which required the recognition of a derivative liability was appropriate.

•We gained an understanding of management’s process and methodology to develop the estimates.

•We examined signed contracts and amendments.

•We evaluated the reasonableness of the inputs and assumptions used by management in developing the estimates.

•We evaluated the adequacy of the disclosures related to these fair value measurements.

/s/ Haynie & Company Haynie & Company
Salt Lake City, Utah
April 15, 2021

We have served as the Company’s auditor since 2018.

BEYOND COMMERCE, INC.

Financial Statements

For the years ended December 31, 2020 and December 31, 2019

BEYOND COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash & cash equivalents	$84,262	$585,339
Accounts receivable, net	1,169,486	1,347,813
Assets held for sale, current	-	113,470
Other current assets	23,123	24,229
Total current assets	1,276,871	2,070,851

Property, equipment, and software - net	39,245	37,468
Assets held for sale, long term	-	2,695,085
Intangible assets	2,657,458	3,137,083
Goodwill	1,299,144	1,299,144
Operating lease right of use asset	97,008
	$5,369,726	9,239,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$892,557	$597,777
Operating lease liability, current	41,326	-
Accrued interest	699,344	149,873
Accrued payroll & related items	1,402,714	1,015,180
Derivative liability	1,005,617	1,433,403
Short-term borrowings – net of discount	2,929,983	2,714,762
Liabilities of assets held for sale, current	-	3,158,645
Short-term borrowings- related party	54,000	54,000
Total current liabilities	7,025,541	9,123,640
Operating lease liability, noncurrent	66,421	-
Long-term borrowings, net of debt discount	3,152,580	3,119,785

Total liabilities	10,244,542	12,243,425
Commitments and Contingencies

Mezzanine Equity:
Preferred stock series A, $0.001 par value of 250 shares authorized and 249.9 and 249.9 shares issued and outstanding, respectively.	-	-
Preferred Stock series C, $0.001 par value of 50,000,000 Authorized and 0 and 0 shares issued and outstanding, respectively.	-	-
Stockholders Equity:
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 3,410,355,200 and 1,495,004,678 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.	3,410,355	1,495,004
Preferred stock Series B, $0.001 par value of 51 shares authorized and 33 and 20 shares issued and outstanding, respectively.	-	-
Additional paid in capital	50,263,645	43,597,153
Accumulated deficit	(58,645,834)	(48,227,200)
Deficit attributable to Beyond Commerce, Inc. stockholders	(4,971,834)	(3,135,043)
Equity attributable to noncontrolling interest	97,018	131,250
Total stockholders' deficit	(4,874,816)	(3,003,794)
Total liabilities and stockholders' deficit	$5,369,726	$9,239,631

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2020	2019

Revenues	$4,188,782	$4,099,925

Operating expenses
Cost of revenue	1,400,146	1,075,305
Selling general and administrative	1,348,512	1,157,225
Payroll expense	2,546,637	2,106,261
Professional fees	732,367	1,506,081
Depreciation and amortization	496,199	377,295
Total costs and operating expenses	6,523,861	6,222,167

(Loss) from operations	(2,335,079)	(2,122,242)

Non-operating income (expense)
Amortization of debt discount	(620,764)	(1,624,662)
Derivative related expenses	(1,334,870)	(1,930,395)
Change in derivative liability	(4,713,386)	(1,070,076)
Net gain on subsidiary investment - BoomJ	-	3,239,609
Net loss on subsidiary investment - PathUX	-	(427,000)
Net loss on subsidiary investment – Service 800, Inc.	-	(635,094)
Interest expense	(1,799,467)	(722,180)
Net non-operating income (expense)	(8,468,487)	(3,169,798)

Loss from continuing operations before income tax	(10,803,566)	(5,292,040)

Income (loss) from discontinued operation, net of tax	350,700	(172,480)
Provision for income tax	-	-
Consolidated net loss	$(10,452,866)	$(5,464,520)
Consolidated net income (loss) attributable to:
Noncontrolling interest	$34,232	$-

Consolidated net loss, controlling interest	$(10,418,634)	$(5,464,520)

Net loss per common share-basic and diluted	$(0.004)	$(0.00)

Weighted average number of common shares outstanding basic	2,377,723,063	1,251,780,336
Weighted average number of common shared outstanding diluted	2,377,726,063	1,251,780,336

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2020	2019
(Income) Loss	$(10,452,866)	$(5,464,520)
Loss from discontinued operations	(350,700)	172,480

Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Change in derivative liability	4,713,386	1,070,076
Depreciation and amortization	496,199	377,295
Amortization of debt discount	620,764	1,624,662
Loss on derivative and interest on conversion	2,393,201	3,221,311
Stock issued for services	190,450	596,925
Changes in assets and liabilities:
(Increase) decrease in accounts receivables	178,328	(269,611)
(Increase) decrease in current assets	(130,161)	31,191
Increase in accounts payable	295,391	25,635
Increase (decrease) in payroll liabilities	387,535	(909,215)
Increase (decrease) in other current liabilities	737,685	(369,280)
Net cash (used) provided in operating activities	$(888,650)	$106,949

Cash flows from investing activities:
Acquisition of property and equipment	(16,230)	(2,743,201)
Cash acquired in acquisition	-	241,702
Net cash used in investing activities	(16,230)	(2,501,499)
Cash flows from financing activities:
Repayment of convertible notes	(123,453)	-
Cash receipts from notes payable	527,255	2,900,000
Net cash provided by financing activities	403,803	2,900,000

Net increase (decrease) in cash and cash equivalents	$(501,077)	$505,449

Cash and cash equivalents, beginning balance	$585,339	$79,890
Cash and cash equivalents, ending balance	$84,262	$585,339
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$101,797	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$1,915,351	$2,241,823
Notes issued in relation to Service 800 acquisition	$-	$2,000,000
Notes issued in relation to Customer Centered Strategies CCS acquisition	$-	$350,000
Purchase Price holdback note on Service 800 acquisition	$-	$210,000
Purchase price allocation note on Service 800 acquisition	$-	$1,233,828
Abandonment of BoomJ, Inc.	$-	$3,239,608
Related party debt forgiveness	$-	$8,360,224

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2020

AUDITED

	Common Stock		Series A, B ,C Preferred Stock		Non Controlling	Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Interest	Paid in Capital	Deficit	Deficit
Balance, January 1, 2019	1,017,450,000	$ 1,017,450	250	$ -	$ -	$ 27,849,349	$ (42,762,680)	$ (13,895,881)
Debt forgiveness	-	-	-	-	-	8,360,224	-	8,360,224
Common stock for debt conversion	396,729,678	396,729				1,066,687		1,463,416
Common stock issued for services	10,825,000	10,825	-	-	-	293,100	-	303,925
Common stock issued for acquisition of PathUX.	70,000,000	70,000	-	-	-	357,000	-	427,000
Value of Warrants issued with debt	-	-	-	-	-	696,850		696,850
Preferred Series A Cancellation & Series B issuance			(0.0001) 20	-	-	293,000	-	293,000

Minority interest Customer Centered Strategies	-	-	-	-	131,250	-	-
Extinguishment of derivative liabilities on conversion Beneficial Conversion Features	-	-	-	-		4,680,942		4,680,942
Net loss	-	-	-	-		-	(5,464,520)	(5,464,520)
Balance, December 31, 2019	1,495,004,678	$ 1,495,004	269.999	$ -	$131,250	$ 43,597,153	$ (48,227,200)	$ (3,003,794)
Common stock issued for debt conversion	1,915,350,522	1,915,351	-	-		-	-	1,915,351
Preferred Series B issuance.	-	-	13	-		190,450	-	190,450
Extinguishment of derivative liabilities on conversion Beneficial Conversion Features	-	-	-	-		6,476,042	-	6,476,042
Net loss	-	-	-	-	(34,232)		(10,418,634)	(10,452,866)
Balance, December 31, 2020	3,410,355,200	$ 3,410,35	282.9999	$ -	$97,018	$ 50,263,645	$ (58,692,186)	$ (58,645,834)

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

The consolidated financial statements and the notes thereto for the years ended December 31, 2020 and 2019 included herein include the accounts of the Company, its wholly-owned subsidiaries Service 800 Inc, Customer Centered Strategies, LLC, which the Company has an 80% investment interest, and PathUX and IDriveYourCar (which has been discontinued).

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 – ACCOUNTING POLICIES

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

	December 31, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$	$-	$1,005,617	$1,005,617
Total	$	$-	$1,005,617	$1,005,617

	December 31, 2019 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$	$-	$1,433,403	$1,433,403
Total	$	$-	$1,433,403	$1,433,403

Derivative liability as of December 30, 2019	$1,433,403
Loss on derivative and interest on conversion	1,334,870
Reclassed to additional paid in capital for notes converted into shares of common stock	(6,476,042)
Change in derivative liability during the period	4,713,386
Balance at December 31, 2020	1,005,617

Management considers all of its derivative liabilities to be Level 3 liabilities. At December 31, 2020 and 2019, respectively the Company had outstanding derivative liabilities, including those from related parties of $1,005,617 and $1,433,403, respectively.

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

The majority of the Company’s revenue is generated by the completion of a survey. Revenue is recognized and customers are billed at the point in time a survey occurs or when a related service is complete. The Company may require a deposit from new customers for set up costs or as down payments. These amounts are not significant to the financial statements. Revenue is no longer reflected from PathUX’s iDriveYourCar subsidiary, which matches professional chauffeurs with passengers who want to be driven in their own car within the New York City area. The Company maintained an exclusive network of independent drivers. Revenue is complete when the services are provided traditionally through credit card payments.

Accounts receivable

The Company’s accounts receivable arise primarily from the sale of the Company’s products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for December 31, 2020 and December 31, 2019, respectively.

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

Management used the following inputs to value the Derivative Liabilities for the years ended December 31, 2020 and 2019, respectively:

	2020 Derivative Liability	2019 Derivative Liability
Expected term	1 year to 2.5 years	7 months to 1 year
Exercise price	$0.0004 - $0.001	$0.0006 - $0.015
Expected volatility	270% - 279%	171% - 389%
Expected dividends	None	None
Risk-free rate	0.10 % to 0.12%	1.59 % to 2.55%

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

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-21, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2019 the Company recognized impairment of the Service 800, Inc. subsidiary customer base of $358,462.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with prior GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike prior GAAP—which required only finance (formerly capital) leases to be recognized on the balance sheet—the new ASU requires both types of leases to be recognized on the balance sheet. The ASU took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This standard could be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes certain practical expedients that an entity may elect to apply, including an election to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which made improvements to Accounting Standards Codification (“ASC”) 842 and allow entities to not restate comparative periods in transition to ASC 842 and instead report the comparative periods under ASC 840.

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. The Company has an operating lease for the Company’s subsidiary Service 800 corporate office. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the consolidated balance sheet. Lease liabilities are initially recorded at the present value of the lease payments by discounting the lease payments by the IBR and then recording accretion over the lease term using the effective interest method. Operating lease classification results in a straight-line expense recognition pattern over the lease term and recognized lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Operating lease expense is included in selling, general and administrative expense, based on the use of the leased asset, on the consolidated statement of income. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are not material; the Company recognizes lease expense for these leases on a straight-line basis over the remaining lease term.

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

Stock Based Compensation

During the years ending December 31, 2020 and 2019, the Company did not issue any stock options. The former stock based compensation plan expired on September 11, 2018.

Recent Accounting Pronouncements

The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after

December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2020, we elected to early adopt ASU 2017-04, and the adoption had no impact on our consolidated financial statements. We will perform future goodwill impairment tests according to ASU 2017-04.

In April 2019, the FASB issued ASU No. 2019-04 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provides updates and clarifications to three previously-issued ASUs: 2016-01 Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, described further above and which the Company has not yet adopted; and 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which the Company early adopted effective January 1, 2018. The updates related to ASU 2016-13 have the same transition as ASU 2016-13 and are effective for periods beginning after December 15, 2019, with adoption permitted after the issuance of ASU 2019-04. The updates related to ASU 2017-12 are effective for the Company on January 1, 2020. The updates related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2017-12 and it did not have an impact on the condensed consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for the Company beginning after December 31, 2019. Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. The Company adopted ASU 2018-13 and it did not have an impact on the condensed consolidated financial statements.

The FASB has issued ASU No. 2019–12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740. The guidance also improves consistent application by clarifying and amending existing guidance from ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein and is to be applied on a retrospective, modified retrospective or prospective approach, depending on the specific amendment. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

In August, 2020 the Financial Accounting Standards Board (“FASB”) issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. .The ASU simplifies accounting for convertible instruments by removing major separation models required under current Generally Accepted Accounting Principles (GAAP). Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. As a result, the new standard may affect net income and EPS, and therefore performance measures, and increase debt levels which may impact debt covenant compliance.

ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption will be permitted.

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

The Company has suffered losses from operations and has a working capital deficit, which raise substantial doubt about its ability to continue as a going concern. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in attempting to raise capital from additional debt and equity financing. Due to its nominal revenues, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue, including through the recent acquisition of Service 800 and CCS or through a merger transaction with a well-capitalized entity. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

NOTE 4 – DISCONTINUED OPERATIONS

PathUX, LLC

On April 24, 2020 the Company entered into a Settlement and Release Agreement whereby, effective as of April 1, 2020, the purchase agreement between the former shareholders of PathUX and IDriveYourCar dated May 31, 2019 was effectively unwound, with all assets and liabilities returned to such former shareholders.

Furthermore, the 31,500,000 shares of Beyond Commerce’s restricted common stock issued to Robert Bisson on June 4, 2019, the 31,500,000 shares of Beyond Commerce’s restricted common stock issued Christian Schine on June 4, 2019, and the 7,000,000 shares of Beyond Commerce’s restricted common stock issued to Ryan Rich on June 4, 2019, were released from any further claims. As Beyond Commerce had not paid any additional funds from the previous owners of PathUX and the extension period had expired, the Company has forfeited the 70,000,000 shares valued at $427,000 which were reflected in the December 31, 2019 financial statements.

Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the PathUX business which is presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the years ended December 31 2020 and 2019 are as follows:

	Year ended December 31,
	2020	2019

Total net sales	$219,867	$944,762
Cost of sales	147,829	617,627
Operating, selling, general and administrative expenses	91,133	230,243
Amortization of software	134,686	269,372
Income (loss) from discontinued operations	(153,781)	(172,480)
Gain on sale of discontinued operations	504,481	-
Income tax provision	-	-
Discontinued operations, net of tax	350,700	(172,480)

The following table presents the amounts reported in the Consolidated Condensed Balance Sheets as held for sale related to the PathUX Assets as of December 31, 2019. As the sale was finalized shortly after close of the first quarter 2020, the current balance sheet no longer reflects these operations.

December 31,
2019
Current assets
Cash & cash equivalents	$95,470
Accounts receivable - net	18,000
Total current assets	113,470
Proprietary Software, net	972,289
Intangible asset	1,722,796
Assets held for sale	$2,808,555

Current liabilities	$159,255
Contingent acquisition liability - short term	1,951,205
Contingent acquisition liability - long term	1,048,795
Liabilities of assets held for sale	$3,159,255

NOTE 5 – PROPERTY, SOFTWARE AND COMPUTER EQUIPMENT

Property and equipment at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Office and computer equipment	$25,003	$22,214
Furniture and fixtures	17,888	4,448
Software	20,822	20,822
Total property, software and computer equipment	63,713	47,484
Less: accumulated depreciation	(24,469)	(10,016)
	$39,245	$37,468

Depreciation expense for the year ended December 31, 2020 was $14,453, compared to $8,693 for the year ended 2019.

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets of the Company at December 31, 2020 and December 31, 2019 are summarized as follows:

	December 31, 2020
	Cost	Accumulated	Impairment of	Net
		Amortization	Asset

Tradename-Trademarks	$ 547,300	$ 100,338	$ -	$ 446,962
Assembled Workforce	405,546	74,350	-	331,196
IP/Technology	176,000	64,533	-	111,467
Customer Base	1,613,538	325,687	-	1,287,851
Non-Competition agreements	226,100	207,258	-	18,842
Customer Relationships - CCS	537,998	76,857	-	461,141

Total	$ 3,506,482	$ 849,023	$ -	$ 2,657,459

	December 31, 2019
	Cost	Accumulated	Impairment of	Net
		Amortization	Asset

Tradename-Trademarks	$ 547,300	$ 45,608	$ -	$ 501,692
Assembled Workforce	405,546	33,796	-	371,750
IP/Technology	176,000	29,333	-	146,667
Customer Base	1,972,000	164,333	358,462	1,449,205
Non-Competition agreements	226,100	94,208	-	131,892
Customer Relationships - CCS	535,877	-	-	535,877

Total	$ 3,862,823	$ 367,278	$ 358,462	$ 3,137,083

Amortization expense for the year ended December 31, 2020 was $481,745 respectively, compared to $367,278 for the year 2019. The Company also recorded an impairment charge in 2019 regarding the final valuation of the Service 800, Inc. initial valuation of $358,462.

As of December 31, 2020, future amortization expense is expected to be:

Fiscal years ended December 31,	Amortization

2021	$ 481,745
2022	368,695
2023	368,695
2024	333,495
2025	333,495
Thereafter	771,333
Total	$ 2,657,458

Goodwill

The carrying value of Goodwill for the years ended 2020 and 2019 were as follows:

Service 800, Inc
Balance, December 31, 2018	$ -
Arising from Acquisition	1,299,144
Balance, December 31, 2019	$ 1,299,144
Arising from Acquisition	-
Balance, December 31, 2020	$ 1,299,144

NOTE 7 –  SHORT AND LONG TERM BORROWINGS

Short-term and Long-term borrowings, consist of the following:	December 31,	December 31,
Short term debt;	2020	2019
Convertible Promissory Notes, Past Due bearing an annual interest rate of 15% secured, due 02/14/2019	$-	$50,000
Convertible Promissory Notes, Past Due bearing an annual interest rate of 12% secured, due 08/27/2019	97,259	199,181
Short-Term Note – Jean Mork Bredeson cash deficit holdback, 15%, past due	210,000	210,000
Short-Term Note – Jean Mork Bredeson purchase allocation, 15%, past due	1,409,169	1,381,914
Funding from the Payroll Protection Program, annual interest of 1%, due 04/24/2022	500,000	-
Convertible Promissory Notes, Past Due bearing an annual interest rate of 8% secured, due 08/07/2020	713,554	1,467,869
Total short-term debt	2,929,983	3,308,964

Long term debt;
Convertible Promissory Notes, bearing an annual interest rate of 5.0%, due 12/31/22	350,000	350,000
Promissory Note – Jean Mork Bredeson, interest rate 5.5%, due 2/28/2022	2,100,000	2,100,000
Senior Secured Redeemable Debenture, bearing an annual interest rate of 16%, due 12/31/2021	826,547	900,000
Total short-term and long-term borrowings, before debt discount	6,206,530	6,658,964
Less debt discount	(123,967)	(824,417)
Total short-term and long-term borrowings, net	$6,082,563	$5,834,547

Short-term and Long-term borrowings, consist of the following:
Short-term borrowings – net of discount	$2,929,983	$2,714,762
Long-term borrowings – net of discount	3,152,580	3,119,785
Total Short-Term and long term borrowings – net of discount	$6,082,563	$5,834,547

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

During the fiscal year 2019, Discover Growth Fund LLC issued the additional $2,000,000 to the Company and converted $1,249,522 of the aggregate debt. During the year ended December 31, 2020, Discover Growth Fund LLC converted $754,315 of their outstanding debt.

On September 14, 2018, the Company issued a short-term convertible note payable for $50,000.  The note was originally due on February 14, 2019 which was paid in full and bears interest at a rate of 15% per annum.  The note was convertible into shares of common stock at $0.10 per share. This note was past due at December 31, 2019 but has been paid in full.

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

As a component of the Service 800 transaction, in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson, a $210,000 amount was to be withheld until May 30, 2019 and continues to be outstanding. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $1,409,169 as of December 31, 2020. Although holdbacks did not initially include interest obligations, we agreed to begin accruing interest at 10% in September 2019, and then 15% in October 2019 if we past an agreed repayment date.

On December 31, 2019, Beyond Commerce, Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Securities Purchase Agreement”) with TCA Special Situations Credit Strategies ICAV, an Irish collective asset vehicle (the “Buyer” or “TCA ICAV”), and TCA Beyond Commerce, LLC, a Wyoming limited liability company (“TCA Beyond Commerce”), pursuant to which the Buyer purchased from the Company a senior secured redeemable debenture having an initial principal amount of $900,000 and an interest rate of 16% per annum (the “Initial Debenture”). The Initial Debenture, and any future debentures that may be purchased by Buyer pursuant to the Securities Purchase Agreement (the “Additional Debentures”), is secured through an unconditional and continuing security interest in all of the assets and properties, including after acquired assets, of the Company and each of its subsidiaries, which are acting as guarantors with respect to the Company’s obligations under the Initial Debenture and any Additional Debentures, pursuant to that certain Security Agreement, dated December 31, 2019, entered into by the Company and TCA Beyond Commerce in favor of the Buyer (the “Security Agreement”). In addition, Geordan Pursglove, the Company’s CEO, delivered a personal guaranty with respect to the Company’s obligations under the Securities Purchase Agreement. The maturity date on this security is December 31, 2021. During the year ended December 31, 2020 the Company paid $36,240 to reduce the loan balance.

In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund, L.P. over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA was based on TCA’s application of prior payments made by the Company. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than the amount set forth above.

TCA Beyond Commerce entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”), whereby TCA Beyond Commerce acquired 100% of the authorized and issued membership interests of CCS from its sole member (the “CCS Seller”). TCA Beyond Commerce acquired the membership interests for a purchase price of $525,000 (the “CCS Purchase Price”), with $175,000 to be paid in cash and the remaining $350,000 to be paid through TCA Beyond Commerce’s issuance of a convertible promissory note with an original principal of $350,000 and a conversion feature that provides the CCS Seller with the right to convert outstanding principal and accrued interest into shares of the Company’s common stock at a price based on the 10-day trailing average price of the Company’s stock. The cash maturity date is December 31, 2022. $175,000 is to be paid in cash, with the remaining $175,000 to be repaid through conversion, unless a larger conversion is requested by the noteholder.

On April 24, 2020 the Company through its Service 800 Inc subsidiary, received $500,000 in funding in conjunction with a promissory note under the Payroll Protection Program is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). After sixty (60) days from the date the Loan is funded, but not more than twenty-four (24) weeks from the date the Loan is funded, Borrower shall apply to Bank for loan forgiveness. If the SBA confirms full and complete forgiveness of the unpaid balance of the Loan, and reimburses Bank for the total outstanding balance, principal and interest, Borrower’s obligations under the Loan will be deemed fully satisfied and paid in full. If the SBA does not confirm forgiveness of the Loan, or only partly confirms forgiveness of the Loan, or

Borrower fails to apply for loan forgiveness, Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest, and in such case, Bank will establish the terms for repayment of the Loan Balance in a separate documentation to be provided to Borrower, which letter will set forth the Loan Balance, the amount of each monthly payment, the interest rate (not in excess of a fixed rate of one per cent (1.00% per annum), the term of the Loan, and the maturity date of two (2) years from the funding date of the Loan. No principal or interest payments will be due prior to the end of the Deferment Period. Because we anticipate the note being forgiven within the next year it is classified as short term.

NOTE 8 – COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

As of December 31, 2019, our authorized capital stock consisted of 2,030,000,000 shares of common stock, par value $0.001 per share.

During the year ended December 31, 2019 the Company issued 396,729,678 shares valued at $1,463,416 for the conversion of certain debt and accrued interest into shares of our stock. Also, during these twelve months the Company issued 70,000,000 shares valued at $427,000, which was based on the stock price for our stock on the date of the close, in relation to the acquisition of PathUX and 10,825,000 shares valued at $303,925 for services provided in lieu of cash.

On March 27, 2020, the Company filed an amendment to its Articles of Incorporations to increase the number of shares of authorized Common Stock from 2,030,000,000 to 3,000,000,000. On October 22, 2020, we filed an amendment to our Articles of Incorporation to increase our authorized capital stock to 5,000,000,000 shares of common stock, par value $0.001 per share. On March 2, 2021 the Company filed an amendment to its to its Articles of Incorporations to increase the number of shares of authorized Common Stock to 10,000,000,000.

During the year ended December 31, 2020 the Company issued 1,915,350,522 shares valued at $1,915,351 for the conversion of certain debt and accrued interest into shares of our stock.

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

Preferred Stock

In March 2020 we approved authorization to issue up to 60,000,400 shares of preferred stock, which are designated Series A, B, C and undesignated Preferred Stock and all of which are currently issued and outstanding.

The Series A Preferred Stock will, with respect to each holder of the Series A Preferred Stock be entitled to three million (3,000,000) votes for each share of Series A Preferred Stock standing in his, her or its name on the books of the corporation. Each share of Series A Preferred Stock is convertible, at the option of the holder, into one million shares of Common Stock. The Series A Preferred Stock is entitled, in the event of any voluntary liquidation, dissolution or winding up of the Corporation, to receive payment or distribution of a preferential amount before any payments or distributions are received by any class or series of common stock. Subject to the prior or equal rights of the holders of all classes of stock at the time outstanding having prior or equal rights as to dividends and ranking ahead of the Common Stock, the holders of the Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, out of any assets of the Corporation legally available therefor, such dividends as may be declared from time to time by the Board of Directors.

One (1) share of the Series B Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total number of votes of the issued and outstanding shares of Common Stock and other Preferred Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.  For the avoidance of doubt, if the total number of votes of the issued and outstanding shares of Common Stock and other Preferred Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series B Preferred Stock shall be equal to 102,036 (e.g., ((0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).

With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series B Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Articles of Incorporation or by-laws. Such concentrated control of the Company may adversely affect the price of our common stock. A stockholder that acquires common stock will not have an effective voice in the management of the Company.

We have designated 50,000,000 shares of Series C Convertible Preferred Stock, par value of $0.001 per share (the “Series C Preferred Stock”).

The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) pari passu with the Corporation’s Common Stock, $0.001 par value per share (“Common Stock”); (b) junior to all other series of Preferred Stock, as such may be designated as of the date of this Designation, or which may be designated by the Corporation after the date of this Designation (the “Other Preferred”), and (c) junior to all existing and future indebtedness of the Corporation.

Holders of the Series C Preferred Stock shall vote on all matters requiring a vote of the shareholders of the Corporation, together with the holders of shares of Common Stock and other classes of preferred stock entitled to vote, as a single class. Subject to the applicable beneficial ownership limitation, each Holder shall be entitled to the whole number of votes equal to the number of shares of Common Stock into which such holder’s Preferred Shares would be convertible using the record date for determining the stockholders of the Corporation eligible to vote on such matters as the date as of which the number of Conversion Shares is calculated. Holders of the Series C Preferred Stock will also be entitled to vote as a separate class with respect to any matter as to which such voting rights are required by applicable law.

Following the cancellation of 100 shares of Pre-reverse stock split Series A preferred stock, such 100 shares of preferred stock were returned to treasury, increasing the number of shares of authorized undesignated preferred stock from 0 to 100. The Board designated 51 of such 100 shares as Series B Preferred. Each share of Series B Preferred carries approximately 1% of the voting power, but these shares do not have any economic rights. The Board issued on October 2, 2019, 20 shares of the Series B Preferred to Geordan Pursglove. An additional 13 shares of Series B Preferred was issued to Geordan Pursglove on August 4, 2020. The remaining 18 shares of Series B Preferred are authorized but unused. The value of the October 2, 2019 transaction is $293,000 based on an independent valuation of the transaction and the value of the August 4, 2020 transaction is $190,450.

On March 2, 2021, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment effecting the amendment and restatement of its Articles of Incorporation (the “Amended and Restated Articles”). The Amended and Restated Articles reflected amendments that effected (i) the increase of the number of shares of common stock that the Company is authorized to issue to ten billion (10,000,000,000); (ii) the 1-for-1,000,000 reverse stock split of the shares of Series A Preferred Stock, with ratable adjustment to the conversion and voting terms; and (iii) the reduction of the number of shares of preferred stock that the Company is authorized to issue to sixty million four hundred (60,000,400).

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

Pursuant to the terms of the Discover Growth Fund SPA, we issued to Discover warrant to purchase up to 16,666,667 shares of our common stock upon the subsequent funding of the remaining $2,000,000 which occurred on February 28, 2019, exercisable beginning on the nine (9) month anniversary from the date of issuance for a period of three (3) years at an exercise price of $0.15 per share (the “Warrant”). In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model, and based on the relative fair value of the warrant and cash received, we recorded a debt discount on the note principle of $696,850. Management used the following inputs to value the Discover Warrants by Expected Term – 3 years, Exercise Price - $0.15, Expected Volatility- 388.94%, Expected dividends – None, and Risk-Free Rate – 2.54%

2008 Equity Incentive Stock Option Plan

During the years ended December 31, 2020 and 2019, the Company did not issue any stock options. This Company’s existing stock plan expired on September 11, 2018.

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

NOTE 9 – RELATED PARTIES

On May 2, 2017, the Pursglove judgement was reduced by $262,453 through the issuance of 250, shares of Series A Convertible 12% Cumulative Preferred stock. The Company also authorized and issued 206.25 shares of BCI’s Series A Convertible 12% Cumulative Preferred stock at a price of ($.001 par value) per share to The 2GP Group LLC an entity controlled by Geordan Pursglove, President, CEO and Director. The Series A Convertible 12% Cumulative Preferred stock include a three times (3x) voting preference.

On May 8, 2019, the Company issued a short-term convertible note payable for $54,000 to a Board of Director member of the Company.  The note had a sixty- day term which was due on July 8, 2019 and bears interest at a rate of 15% per annum.  The company is currently negotiating an extension with the noteholder as it is currently past due, however the note has no default provisions.

NOTE 10 – INCOME TAXES

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31,
	2020	2019

Statutory U.S. federal rate	(21.00)%	(21.00)%
Permanent differences	6.0%	6.0%
Valuation allowance	15.00%	15.00%
Provision for income tax expense(benefit)	0.0%	0.0%

	2020	2019
Deferred tax assets:
Net operating loss carry-forwards	$6,248,363	$5,507,812

Total deferred tax assets	$6,248,363	$5,507,812

Valuation allowance	(6,248,363)	(5,507,812)
Net deferred tax asset	$-	$-

At December 31, 2020, the Company had estimated U.S. federal net operating losses of approximately $29,798,000 for income tax purposes which will expire between 2029 and 2030.  For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The net change in the total valuation allowance for the year ended December 31, 2020 was an increase of $3,523,934 mainly attributable to the loss incurred in the current year.  The Company follows FASC 740-10-25 which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded.

The Company may not be able to utilize the net operating loss carryforwards for its US income taxes in future periods should it experience a change in ownership as defined in Section 382 of the Internal Revenue Code (“IRC”).  Under section 382, should the Company experience a more than 50% change in its ownership over a 3 year period, the Company would be limited based on a formula as defined in the IRC to the amount per year it could utilize in that year of the net operating loss carryforwards.  As of December 31, 2020, the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company's accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods in which there are uncertain tax positions.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 5, states that a firm must distinguish between losses that are probable, reasonably probable or remote. If a contingent liability is deemed probable, it must be directly reported in the financial statements. In July, 2010 the FASB issued ASC 450-20 that updated the Standard and uses “probable,” “reasonably possible,” and “remote” to determine the likelihood of the future event that will confirm a loss, an impairment of an asset, or the incurrence of a liability. Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. No accrual has been made in the above matter as the determination is that a loss is not probable as of December 31,2020 nor can a loss be reasonably estimated.

There is an outstanding issue with Iliad, a former noteholder that claims warrants as being issued and outstanding that could result in 86,474,501 or 44,111,160 shares being issued. The disputed shares to be issued is based on a $32,500 warrant principal that is exercisable based on the lesser of the $0.15, or the average of the three lowest closing bid prices in the prior 20 trading days multiplied by a 45% discount.

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

The public entity guidance in Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) requires lessees to recognize substantially all leases on their balance sheets as lease liabilities with a corresponding right-of-use asset. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet.

The Company leases office space under an operating lease. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease. Operating lease, right-of-use assets, and liabilities are recognized at the lease commencement date based on the present value of lease payments over the reasonably certain lease term. The implicit rates with the Company’s operating leases are generally not determinable and the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of its lease payments. The determination of the Company’s incremental borrowing rate requires judgement. The company determines its incremental borrowing rate for each lease using its then-current borrowing rate. Certain of the Company’s leases may include options to extend or terminate the lease. The Company establishes the number of renewal options periods used in determining the operating lease term based upon its assessment at the inception of the operating lease. The option to renew the lease may be automatic, at the option of the Company, or mutually agreed to between the landlord and the Company. Once the facility lease term has begun, the present value of the aggregate future minimum lease payments is recorded as a right-of-use asset. Lease expense is recognized on a straight-line basis over the term of the lease. There are no options to extend or terminate the leases.  The Company has no other leases yet to commence

The components of lease cost were as follows:	As of December 31, 2020
Operating Lease Cost	$ 33,277
Right of Use Assets obtained in exchange for new operating lease obligations	$0

Other Information	As of December 31, 2020
Weighted Average Remaining Lease Term - Operating Leases	2.3 years
Weighted Average Discount Rate – Operating Leases	11.02%

Maturities of lease liabilities were as follows:
Year ending December 31,
Operating lease payments, 2021	51,163
Operating lease payments, 2022	52,698
Operating lease payments, 2023	22,462

Reconciliation of operating lease liabilities/ payments to operating lease liabilities
Total operating lease liabilities/ payments	155,441
Operating lease liabilities – current (included in Accrued Expenses)	41,326
Operating lease liabilities – long term	66,421
Present value adjustment	50,864

NOTE 12 – NET INCOME (LOSS) PER SHARE OF COMMON STOCK

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

Convertible debt that is convertible into 1,819,902,063 and 2,335,690,980 shares of the Company’s common stock are not included in the computation, along with 249,999,900 and 249,999,900 of the Company’s preferred stock after conversion, for the years ended December 31, 2020 and 2019, respectively. Additionally, there are 16,666,667 and 16,666,667 warrants that are exercisable into shares of stock as of December 31, 2020 and December 31, 2019, respectively, and there is an outstanding issue with a former noteholder that claims warrants as being issued and outstanding that could result in 86,474,501 and 44,111,160 shares being issued as of December 31, 2020 and 2019. The Company is currently in negotiations over the issue. As warrants are exercisable above the current market rate, they would be excluded from any dilutive share calculations.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 2020 and 2019:

	Year period ended December 31,
	2020	2019
Loss from continuing operations	$(10,803,566)	$(5,292,040)
Income from discontinued operations	350,700	(172,480)
Consolidated net loss	$(10,452,866)	$(5,464,520)
Weighted average shares used for diluted earnings per share	2,377,723,063	1,251,780,336
Incremental Diluted Shares	-*	-*
Weighted Average shares used for diluted earnings per share	2,377,723,063	1,251,780,336
Net loss per share:
Basic and Diluted continuing operations	$(0.00)	$(0.00)
Basic and Diluted: discontinued operations	$0.00	$(0.00)
Total Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

NOTE 13 - PROFORMA ACQUISITION FINANCIAL INFORMATION

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

This acquisition combined resources and customer base to support more productivity and help in the development of new product lines. Beyond Commerce started consolidating Service 800 Inc for financial reporting purposes as of March 1, 2019. From the date of acquisition to December 31, 2019, Service 800 reported revenue of $4,099,925.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on external evaluations at the date of acquisition:

Value of considered paid:
Cash at Closing	$2,100,000
Promissory Note - discounted	1,781,241
Assets acquired	$3,881,241

Assets Acquired:
Prepaid expenses	$28,316
Property, plant and equipment	47,484
Intangible assets	2,921,400
Goodwill	1,299,144
Assets acquired	$4,296,344

Liabilities Assumed:
Accounts payable	$121,958
Other current liabilities	293,145
Liabilities assumed	$415,103

Net assets acquired	$3,881,241
Fair value of consideration given	$3,881,241

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

These acquisition liabilities were presented on the Company’s financials as follow:

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

Furthermore, the 31,500,000 shares of Beyond Commerce’s restricted common stock issued to Robert Bisson on June 4, 2019, the 31,500,000 shares of Beyond Commerce’s restricted common stock issued Christian Schine on June 4, 2019, and the 7,000,000 shares of Beyond Commerce’s restricted common stock issued to Ryan Rich on June 4, 2019, were released from any further claims. As Beyond Commerce had not paid any additional funds from the previous owners of PathUX and the extension period had expired, the Company has forfeited the 70,000,000 shares valued at $427,000 which were reflected in the December 31, 2019 financial statements. See Note 4. Discontinued Operations for additional details regarding the PathUX disposal.

Customer Centered Strategies, LLC (CCS)

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

In addition to the CCS purchase price, the CCS and Service 800, Inc., entered into an employment agreement whereby the President of CCS will be employed by Service 800 as Vice President of Operations and Technologies for a period of six months.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Service 800 Inc, and CCS occurred on January 1, 2019:

Net Revenues	$4,859,173
Net (loss) income from operations	(5,360,815)
Net (loss) income per share from operations	(0.01)
Weighted average number of shares – basic and diluted	1,251,780,336

NOTE 14 – ABANDONMENT OF BOOMJ INC.

The Company during the fourth quarter of 2019 abandoned the BoomJ Inc. entity as there was believed to no future value to the organization. Abandonment occurs either when a business terminates its operations or when the asset is no longer profitable to operate.  The gain on this entity’s abandonment is reported under the line item gain on subsidiary investment of $3,239,608.

NOTE 15 - SUBSEQUENT EVENTS

Impact of Disease Outbreak and Management’s Plans

On February 8, 2021 the Company through its Service 800 Inc subsidiary, received $625,000 in funding in conjunction with a promissory note under the Payroll Protection Program is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). After sixty (60) days from the date the Loan is funded, but not more than twenty-four (24) weeks from the date the Loan is funded, Borrower shall apply to Bank for loan forgiveness. If the SBA confirms full and complete forgiveness of the unpaid balance of the Loan, and reimburses Bank for the total outstanding balance, principal and interest, Borrower’s obligations under the Loan will be deemed fully satisfied and paid in full. If the SBA does not confirm forgiveness of the Loan, or only partly confirms forgiveness of the Loan, or Borrower fails to apply for loan forgiveness, Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest, and in such case, Bank will establish the terms for repayment of the Loan Balance in a separate documentation to be provided to Borrower, which letter will set forth the Loan Balance, the amount of each monthly payment, the interest rate (not in excess of a fixed rate of one per cent

(1.00% per annum), the term of the Loan, and the maturity date of two (2) years from the funding date of the Loan. No principal or interest payments will be due prior to the end of the Deferment Period. Because we anticipate the note being forgiven within the next year it is classified as short term.

On February 8, 2021 the Company appointed Peter Stazzone as Chief Financial Officer of the Company and Vice-President of Service 800, Inc.,a subsidiary of the Company. In connection with Mr. Stazzone’s appointment as the Company’s Chief Financial Officer, on the Effective Date, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Stazzone for an initial term of three years at an annual salary of $180,000 (“Base Salary”). Mr. Stazzone is also eligible to earn an annual fiscal year cash performance bonus for each whole or partial fiscal year of his employment period with the Company of a target bonus of an amount equal to up to 100% of the Base Salary. The Company shall issue to Stazzone shares of restricted common stock of the Company in the amount equal to one (1%) percent of the Company’s issued and outstanding common stock as of each of the following dates (the “Shares”), provided that the Employment Agreement has not been terminated prior to such date(s): (i) the first anniversary of the Employment Agreement; (ii) the second anniversary of the Employment Agreement; and (iii) the third anniversary of the Employment Agreement.

On March 1, 2021 the Company filed a Unanimous Written consent of the Board of Directors issuing Geordan Pursglove an additional three (3) shares of Series B Preferred Shares. This resulted in Pursglove now holding 36 shares of Series B Preferred.

On March 2, 2021, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment effecting the amendment and restatement of its Articles of Incorporation (the “Amended and Restated Articles”). The Amended and Restated Articles reflected amendments that effected (i) the increase of the number of shares of common stock that the Company is authorized to issue to ten billion (10,000,000,000); (ii) the 1-for-1,000,000 reverse stock split of the shares of Series A Preferred Stock, with ratable adjustment to the conversion and voting terms; and (iii) the reduction of the number of shares of preferred stock that the Company is authorized to issue to sixty million four hundred (60,000,400). The increase in authorized shares and the reverse stock split for Series A Preferred Stock have been retroactively restated in the audited financial statements.

On March 5, 2021, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designations, Rights and Preferences for shares of the Company’s Series C Preferred Stock (the “Series C Designations”).  The Series C Designations provide for the issuance of up to 50,000,000 shares of Series C Preferred Stock, with each such share convertible into 10,000 shares of the Company’s common stock. The shares of Series C Preferred Stock will vote together with the other classes of stock on an “as-converted” basis, subject to ownership limitations.

On March 19, 2021, Beyond Commerce, Inc. (the “Company”) entered into a securities exchange agreement (the “Exchange Agreement”) with an existing institutional investor (the “Investor”), whereby, in exchange for the Investor returning to the Company for cancellation the Senior Secured Redeemable Convertible Debenture (“Debenture”) in the initial face amount of $2,717,391.30, issued by the Company on August 7, 2018, which was convertible into Common Stock at a variable conversion price, the Company is issuing to the Investor 1,556,905 shares of the Company’s Series C Convertible Preferred Stock (the “Exchange Shares”), which are convertible into a fixed number of shares of Common Stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our President (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Certifying Officers have concluded that, as of the end of such period, December 31, 2020, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Certifying Officers, to allow timely decisions regarding such disclosure.

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

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was not effective as of the end of the fiscal year ended December 31, 2020. Based upon that evaluation, the Company’s President concluded that the Company’s internal control over financial reporting is not effective due to the material weakness noted below.  A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified. The Company downsized its workforce in 2019 and at December 31, 2020 did not have sufficient people with complex accounting expertise on certain matters to support its internal control over financial reporting which impacted its financial close process.

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

Changes in internal controls over financial reporting

There were no significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

For the fourth quarter ended December 31, 2020, all items required to be disclosed under Form 8-K were reported.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our officers and directors follows.

MANAGEMENT

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of the date of this report:

Name	Age	Position(s)	Date of Appointment

Geordan Pursglove	33	Chief Executive Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors	March 18, 2019
Peter M. Stazzone	67	Director, Chief Financial Officer	July 27, 2018
Robert E. Honeyman	67	Independent Director	July 27, 2018
Henry J. Gurley	63	Independent Director	July 3, 2020

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

Peter M. Stazzone. Mr. Stazzone was appointed to serve as a member of our Board of Directors on July 27, 2018.  Mr. Stazzone is an accomplished business leader and an experienced board member in both the public and nonprofit sectors. He has served on the board of the Italian Association, a non-profit, since 2013, where he acts as Board Treasurer. Mr. Stazzone served on the board of COMPTEL from 2013 to 2016, where he oversaw the audit committee.  He earned his Master of Business Administration from DePaul University with a Master of Business Administration, Finance and received earned his Bachelor of Science, Accounting from the University of Illinois. He also is a member of the American Institute of Certified Public Accountants (AICPA). On February 8, 2020  ( the “Effective Date”), the Company appointed Peter Stazzone to serve as the Chief Financial Officer of the Company and the Vice President of Finance of Service 800, Inc. the Company’s subsidiary. Mr Stazzone shall also continue serving as a Director of the Company.

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

Henry J. Gurley. Mr. Gurley combines over 30 years of experience in  capital markets and corporate finance. In 2016, Mr Gurley joined Boustead Securities, an investment banking firm that provides global capital markets services to top tier, high growth companies, where he currently serves as a managing director. In 2012 prior to joining Boustead, Mr. Gurley founded BuzBux, Inc. a real time marketing network that allows small and medium sized businesses to instantly deliver customized mobile coupon offers to their customers’ cell phones. From 2005 to 2012, Mr. Gurley was a Senior- Vice President and Branch manager at Newport Coast Securities, a full-service broker dealer in New York, where he was primarily involved in investment banking and sales trading and served on the firm’s investment banking committee. Mr Gurley is a graduate of the University of Virginia, McIntire School of Commerce and holds a Bachelor of Science degree in finance.

We believe Mr. Gurley is qualified to serve on the board of directors because of his extensive experience in the capital markets and finance industry makes him well-qualified to help lead the Company towards pursuing its strategies for growth.

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

Our Board of Directors has undertaken a review of its composition, the composition of its proposed committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Messrs. Henry Gurley and Robert E. Honeyman do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Family Relationships

Geordan Pursglove, managing member of The 2GP Group LLC, which holds 206,249,900 shares of Series A Preferred Stock, is the President, CEO and Director of the Company, as well as the son of Former CEO George Pursglove.

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

Audit Committee

Our audit committee consists of Messrs. Honeyman and Stazzone, with Mr. Stazzone serving as the chairman. Our Board of Directors has determined that Mr. Stazzone is an “audit committee financial expert” within the meaning of the SEC regulations. Mr. Stazzone became Chief Financial Officer of the Company on February 8, 2021 and is no longer independent. Our Board of Directors has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board of Directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

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

Compensation Committee

Our compensation committee consist of Messrs. Gurley, Honeyman and Stazzone, with Mr. Honeyman serving as the chairman. The functions of the compensation committee will include:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consist of Messrs. Gurley, Honeyman and Stazzone, with Mr. Honeyman serving as the chairman. The functions of the nominating and governance committee will include:

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for our fiscal years ended December 31, 2020 and 2019 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total Compensation ($)
George D. Pursglove	2020	$-	$-		$-	$-	$-		$-
Former Chief Executive Officer and Chairman	2019	$360,000*	$-		$-	$-	$-		$76,451*

Geordan Pursglove	2020	$360,000*	$-		$-	$-	$-		$360,000*
Chief Executive Officer and Chairman	2019	$330,000*	$-		$-	$-	$-		$330,000*
Peter Stazzone Chief Financial Officer (1)	2020	$		$-	$-	$-	$-	$

* *(1)	Represents accrued but unpaid salaries during fiscal years 2020 and 2019. Appointed in 2021, no 2019 or 2020 compensation expense

There were no other salaries paid in 2020 and 2019 to any other officer. No executive officer received total annual salary and bonus compensation in excess of $100,000.

Summary of Employment Agreements and Material Terms

Geordan Pursglove.  On March 18, 2019, we entered into an employment agreement with Mr. Pursglove pursuant to which he shall serve as the Company’s Chief Executive Officer and Chairman.  The agreement provides for annual base salary of $360,000, payable for a period of three (3) years and provides for other benefits as defined in the agreement. Mr. Pursglove’s employment agreement further provides for the payment of severance under certain conditions.  If the Company terminates his employment other than for “cause” or if Mr. Pursglove terminates his employment for “reasonable basis,” Mr. Pursglove shall be entitled to receive (i) his then in-effect base salary, bonuses and incentive compensation, benefits and other compensation that he would otherwise be entitled to receive through the remainder of his term under the agreement; (ii) any bonuses and incentive compensation for any preceding year or for the current year that have been earned, but not been paid as of the effective date of termination; and (iii) payment of all other accrued but unpaid payment and benefits as of the effective date of termination.

On February 8, 2021 the Company appointed Peter Stazzone as Chief Financial Officer of the Company and Vice-President of Service 800, Inc.,a subsidiary of the Company. In connection with Mr. Stazzone’s appointment as the Company’s Chief Financial Officer, on the Effective Date, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Stazzone for an initial term of three years at an annual salary of $180,000 (“Base Salary”). Mr. Stazzone is also eligible to earn an annual fiscal year cash performance bonus for each whole or partial fiscal year of his employment period with the Company of a target bonus of an amount equal to up to 100% of the Base Salary. The Company shall issue to Stazzone shares of restricted common stock of the Company in the amount equal to one (1%) percent of the Company’s issued and outstanding common stock as of each of the following dates (the “Shares”), provided that the Employment Agreement has not been terminated prior to such date(s): (i) the first anniversary of the Employment Agreement; (ii) the second anniversary of the Employment Agreement; and (iii) the third anniversary of the Employment Agreement.

Other than as set forth herein, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Outstanding Equity Awards at Fiscal Year End

As of the Company’s fiscal years ended December 31, 2020 and 2019, the Company had no outstanding equity awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain Relationships and Related Party Transactions

On July 27, 2017, we authorized the issuance of 250,000,000 shares of Series A Preferred Stock to Mr. Geordan Pursglove.  On March 2, 2021, there was a 1-for-1,000,000 reverse stock split of the shares of Series A Preferred Stock, with ratable adjustments to the voting and conversion terms.

On December 31, 2019, the Company canceled 100 shares of Pre reverse-stock split shares Series A preferred stock which were owned by Mr. Pursglove through the entity The 2GP Group LLC. Such 100 shares of preferred stock were returned to treasury, increasing the number of shares of authorized undesignated preferred stock from 0 to 100. The Board designated 51 of such 100 pre-reverse stock split shares as Series B Preferred. Each share of Series B Preferred carries approximately 1% of the voting power, but these shares do not have any economic rights. The Board issued 20 shares of the Series B Preferred to Geordan Pursglove; An additional 13 shares of Series B Preferred were later issued to Geordan Pursglove. The remaining 18 shares of Series B Preferred are authorized but unused. The value of these transactions were $293,000 based on an independent valuation of the transaction and the value of the August 4, 2020 transactions $190,450.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities; (ii) our director and chief executive officer; (iii) our chief financial officer; and (iv) all executive officers and directors as a group as of April 15, 2021. Unless otherwise indicated, the address of all listed stockholders is c/o Beyond Commerce, Inc., 3773 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)	Series A Preferred Stock Beneficially Owned (1)	Series A Percentage of Preferred Stock Owned (1)	Series B Preferred Stock Beneficially Owned (1)	Percentage of Series B Preferred Stock Owned (1)	Percentage of Voting Power (2)
Directors and Officers:

Geordan Pursglove (3)	-	-	206.2499	82.50%	36	100%	47.20%
Peter Stazzone	-	-	-	-	-	-	-
Henry Gurley	-	-	-	-	-	-	-
Robert Honeyman	-	-	-	-	-	-	-

All officers and directors (4 persons)	-	-	206.2499	82.50%	36	100%	47.20

The 2GP Group, LLC (3)	-	-	206.2499	82.50%	-	-	5.94%
Fiona Oakley(4)	1,556,632	*	43.750	17.50%	-	-	1.26%

(1)

Applicable percentage ownership is based on 5,101,691,862 shares of common stock outstanding 249.9999 shares of Series A Preferred Stock, 36 shares of Series B Preferred Stock and 1,566,905 shares of Series C Preferred Stock issued and outstanding as of April 13, 2021. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of April 13, 2021.

(2)

Represents the number of votes held on all matters submitted to a vote of our stockholders. As of April 13, 2021, we have 249.9999 shares of Series A Preferred Stock issued and outstanding, each entitled to 3,000,000 votes per share, 36 shares of Series B Preferred Stock and 1,566,905 shares of Series C Preferred Stock issued and outstanding. Each one (1) share of the Series B Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total number of votes of issued and outstanding shares of stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.  Each share of Series C Preferred Stock is convertible into 100,000 shares of common stock and has voting rights on an as-converted basis, provided that the shareholder is prohibited from converting into a number of shares of common stock that exceeds 4.99% of the issued and outstanding common stock.

(3)

The shares of Series A Preferred Stock are held by The 2GP Group, LLC, an entity controlled by Mr. Geordan Pursglove, the Chief Executive Officer and Chairman of the Company. Each share of Series A Preferred Stock is convertible into 1,000,000 shares of common stock. Mr. Pursglove, managing member of The 2GP Group, LLC, holds sole voting and dispositive power over these shares.  The address for The 2GP Group, LLC is 222 Yamato Road, Suite 260, Boca Raton, FL 33431.

(4)	The shares held by Fiona Oakley were gifted to her by our Former President and Chief Executive Officer.

Changes in Control

There are currently no arrangements which would result in a change in control of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2020 and 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $131,000 and $131,000 respectively.

Tax Fees

For the fiscal years ended December 31, 2020 and 2019, for professional services related to tax compliance, tax advice, and tax planning work by our principal accountants, we incurred expenses of $0 and $0 respectively.

All Other Fees

Registration Statement and Acquisition audits of PathUX, Inc., which were completed for fiscal years ended December 31, 2020 and 2019 have fees associated with $0 and $50,000, respectively.

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
3.3

Articles of Merger filed with the Secretary of State of the State of Nevada on January 14, 2008 (incorporated herein by reference to Exhibit 3.3 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

3.4

Certificate of Amendment filed with the Secretary of State of the State of Nevada on January 5, 2009 (incorporated herein by reference to Exhibit 3.4 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

3.5

Certificate of Amendment filed with the Secretary of State of the State of Nevada on August 26, 2011 (incorporated herein by reference to Exhibit 3.5 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

3.6

Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on July 27, 2017 (incorporated herein by reference to Exhibit 3.6 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

3.7

Certificate of Amendment filed with the Secretary of State of the State of Nevada on March 5, 2018 (incorporated herein by reference to Exhibit 3.7 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

3.8

Certificate of Amendment filed with the Secretary of State of the State of Nevada on March 28, 2018 (incorporated herein by reference to Exhibit 3.8 to Form 10-12G filed with the Securities and Exchange Commission on June 2, 2018)

3.9

Certificate of Amendment filed with the Secretary of State of the State of Nevada on August 9, 2018 (incorporated herein by reference to Exhibit 3.9 to Form S-1 filed with the Securities and Exchange Commission on October 9, 2018)

3.10

Certificate of Correction to Certificate of Amendment filed with the Secretary of State of the State of Nevada on August 10, 2018 (incorporated herein by reference to Exhibit 3.10 to Form S-1 filed with the Securities and Exchange Commission on October 9, 2018)

3.11

Certificate of Amendment filed with the Secretary of State of the State of Nevada on September 27, 2018 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on September 27, 2018)

3.12

Certificate of Amendment filed with the Secretary of State of the State of Nevada on October 1, 2018 (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed with the Securities and Exchange Commission on September 27, 2018)

3.13

Certificate of Designation filed with the Secretary of State of the State of Nevada on October 1, 2018 (incorporated herein by reference to Exhibit 3.3 to Form 8-K filed with the Securities and Exchange Commission on September 27, 2018)

3.14

Amended and Restated Articles of Incorporation, filed on March 2, 2021 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2021)

3.15

Certificate of Designations for Series C Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2021)

4.1

Senior Secured Redeemable Debenture, between Beyond Commerce, Inc. and TCA Special Situation Credit Strategies ICAV, dated December 31, 2019 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020)

4.2

Security Agreement, between Beyond Commerce, Inc., TCA Beyond Commerce, Inc. and TCA Special Situation Credit Strategies ICAV, dated December 31, 2019 (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020)

4.3

Convertible Promissory Note, between TCA Beyond Commerce, LLC and Shannon Gronemeyer, dated December 31, 2019 (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020)

4.4*	Description of Securities
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
10.11

Stock Purchase Agreement, by and between Service 800, Inc. and Beyond Commerce, Inc., dated December 14, 2017 (incorporated herein by reference to Exhibit 10.5 to Form S-1/A filed with the Securities and Exchange Commission on December 12, 2018)

10.12

Form of Subordinated Convertible Promissory Note, by and between Beyond Commerce, Inc and the individuals set forth on Exhibit A to the Note (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

10.13

Membership Unit Purchase Agreement, among Path UX, LLC and Beyond Commerce, Inc., dated May 31, 2019 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 1, 2019)

10.13

Subordinated Convertible Promissory Note, by and between Beyond Commerce, Inc. and certain individuals, dated May 31, 2019 (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on August 1, 2019)

10.14

Security Agreement, by and between Path UX, LLC and Beyond Commerce, Inc., dated May 31, 2019 (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on August 1, 2019)

10.15

Securities Purchase Agreement, between Beyond Commerce, Inc., TCA Beyond Commerce, LLC and TCA Special Situations Credit Strategies ICAV, dated December 31, 2019 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020)

10.16

Membership Interest Purchase Agreement, between Customer Centered Strategies, LLC, Shannon Gronemeyer and TCA Beyond Commerce, LLC, dated December 31, 2019 (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020)

10.17

Amended and Restated Limitaty Company Agreement of TCA Beyond Commerce, LLC, dated December 31, 2019 (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020)

10.18

Employment Agreement, dated February 8, 2021, by and between Beyond Commerce, Inc. and Peter Stazzone (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on February 12, 2021)

10.19		Form of Exchange Agreement (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on March 19, 2021)
10.20		Stock Purchase Agreement, dated March 23, 2021 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on April 1, 2021)
31.1*		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beyond Commerce, Inc.

April 15, 2021	By:	/s/ Geordan Pursglove
Geordan Pursglove, President/CEO and Director (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Geordan Pursglove	President, CEO	April 15, 2021
Geordan Pursglove	(Principal Executive Officer)

/s/ Peter Stazzone	CFO, Director	April 15, 2021
Peter Stazzone	(Principal Financial Officer, Principal Accounting Officer)

/s/ Henry Gurley	Director	April 15, 2021
Henry J. Gurley