Form 10-Q
period 2021-03-31
Beyond Commerce, Inc.
filed 2021-05-14
CIK 1386049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 14, 2021, the registrant had 5,701,691,862 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond Commerce, Inc.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

March 31, 2021 & 2020

BEYOND COMMERCE, INC.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash & cash equivalents	$1,436,902	$84,262
Accounts receivable, net	1,166,084	1,169,486
Other current assets	88,150	23,123
Total current assets	2,691,136	1,276,871
Operating Lease right of use asset	87,931	97,008
Property, equipment, and software - net	35,428	39,245
Intangible asset- net	2,546,443	2,657,458
Goodwill	1,299,144	1,299,144

Total assets:	$6,660,082	5,369,726

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$784,684	$892,557
Operating Lease Liability, current	42,857	41,326
Accrued Interest	616,486	699,344
Accrued payroll & related items	1,498,146	1,402,714
Derivative liability	226,552	1,005,617
Short-term borrowings – net of discount	3,667,975	2,929,983
Short-term borrowings- related party	54,000	54,000
Total current liabilities	6,890,700	7,025,541

Long-term borrowings – net of discount	2,502,595	3,152,580
Operating lease liability, noncurrent	55,167	66,421
Total liabilities	9,448,462	10,244,542

Commitments and Contingencies

Mezzanine Equity:
Preferred stock series A, $0.001 par value of 250 shares authorized and 249.9 and 249.9 shares issued and outstanding, respectively.	250,000	250,000
Preferred Stock series C, $0.001 par value of 50,000,000 authorized and 1,566,905 and 0 shares issued and outstanding, respectively	3,837,647	-
Total Mezzanine Equity:	4,087,647	250,000

Stockholders Equity:
Preferred stock Series B, $0.001 par value of 51 shares authorized and 36 and 33 shares issued and outstanding, respectively.	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 4,951,691,862 and 3,410,355,200 issued and outstanding as of March 31, 2021 and at December 31, 2020, respectively.	4,951,692	3,410,355
Additional paid in capital	53,016,142	50,013,645
Accumulated deficit	(64,935,943)	(58,645,834)
Deficit attributable to Beyond Commerce, Inc stockholder	(6,968,109)	(5,221,834)
Equity attributable to noncontrolling interest	92,082	97,018
Total stockholders' deficit	(6,876,027)	(5,124,816)

Total liabilities, mezzanine, and stockholders’ deficit	$6,660,082	$5,369,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31,

(Unaudited)

	March 31, 2021	March 31, 2020
Revenues	$1,113,519	$1,247,590

Operating expenses
Cost of revenue	378,996	422,420
Selling, general and administrative	204,229	304,035
Payroll expense	722,408	669,109
Professional Fees	197,294	250,159
Depreciation and amortization	114,832	123,440
Total operating expenses	1,617,759	1,769,163

Loss from operations	(504,240)	(521,573)

Non-operating income (expense)
Interest expense	(175,628)	(257,393)
Amortization of debt discount	-	(298,828)
Derivative related expenses	(2,937,711)	(121,599)
Change in derivative liability	758,229	403,909
Loss on extinguishment of debt	(3,435,695)	-
Total non-operating income (expense)	(5,790,805)	(273,911)

Loss from continuing operations before income tax	(6,295,045)	(795,484)
Income from discontinued operation, net of tax	-	350,700
Provision for income tax	-	-

Consolidated net loss	$(6,295,045)	$(444,784)
Consolidated net (loss) attributable to:
Noncontrolling interest	$(4,936)	$(20,200)

Consolidated net loss, controlling interest	$(6,290,109)	$(424,584)
Net (loss) per common share-basic and diluted	$(0.00)	$(0.00)
Weighted average shares of capital outstanding basic and diluted	4,087,460,718	1,544,555,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31,

(Unaudited)

	2021	2020
Net (loss)	$(6,295,045)	$(444,784)
(Income) from discontinued operations	-	(350,700)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	43,950	-
Loss on derivative	2,937,711	121,599
Amortization of debt discount	26,561	298,828
Loss on extinguishment of debt	3,435,695	-
Depreciation and amortization	114,832	123,441
Change in derivative liability	(758,229)	(403,909)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	3,402	(25,589)
(Increase) decrease in other current assets	(55,950)	(82,768)
Increase (decrease) in accounts payable	(107,874)	161,111
Increase (decrease) in payroll liabilities	95,434	-
Increase (decrease) in other current liabilities	137,153	245,146
Net cash provided by (used in) in operating activities.	$(422,360)	$(357,625)
Cash flows from investing activities :	-	-
Cash flows from financing activities:
Cash receipts from note payable	775,000	9,698
Proceeds from sale of preferred stock series C	1,000,000	-
Payment on note payable	-	(15,000)
Net cash provided by (used in) financing activities	1,775,000	(5,302)

Net increase (decrease) in cash and cash equivalents	1,352,640	(362,927)

Cash and cash equivalents, beginning balance	84,262	585,339
Cash and cash equivalents, ending balance	$1,436,902	$222,412
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$943,288	$132,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Series B Preferred Stock		Non Controlling	Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Interest	Paid in Capital	Deficit	Deficit
Balance, January 1, 2019	1,495,004,678	$1,495,004	20	$-	$131,250	$43,347,153	$(48,227,200)	$(3,253,793)
Common stock for debt conversion	132,910,000	132,910	-	-	-	-	-	132,910
Extinguishment of derivative liabilities on conversion	-	-	-	-	-	132,005	-	132,005
Net loss	-	-	-	-	(20,200)	-	(424,584)	(444,784)
Balance, March 31, 2020	1,627,914,678	$1,627,914	20	$-	$111,050	$43,479,158	$(48,651,784)	$(3,443,662)

Balance, January 1, 2020	3,410,355,200	$3,410,355	33	$-	$97,018	$50,013,645	$(58,645,834)	$(5,124,816)
Common stock issued for debt conversion	943,288,342	943,289	-	-	-	-	-	943,289
Extinguishment of debt	598,048,320	598,048	-	-	-	-	-	598,048
Preferred Series B issuance.	-	-	3	-	-	43,950	-	43,950
Extinguishment of derivative liabilities on conversion	-	-	-	-	-	2,958,547	-	2,958,547
Net loss	-	-	-	-	(4,936)	-	(6,290,109)	(6,295,045)
Balance, March 31, 2021	4,951,691,862	$4,951,692	36	$-	$92,082	$53,016,142	$(64,935,943)	$(6,876,027)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the periods ended March 31, 2021 and 2020 included herein include the accounts of the Company, its wholly-owned subsidiaries Service 800 Inc, Customer Centered Strategies, LLC, which the Company has an 80% investment interest, and PathUX and IDriveYourCar (which have been discontinued).

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SELECTED ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three (3) months ended March 31, 2021 and 2020, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019, respectively, which are included in the Company’s December 31, 2020 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 15, 2021. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) months ended March 30, 2021 are not necessarily indicative of results for the entire year ending December 31, 2021.

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

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$-	$-	$226,552	$226,552
Total	$-	$-	$226,552	$226,552

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$-	$-	$1,005,617	$1,005,617
Total	$-	$-	$1,005,617	$1,005,617

Derivative liability as of December 31, 2020	$1,005,617
Change in derivative liability during the period	(758,229)
Reclassed to additional paid in capital for notes converted into shares of common stock	(2,958,547)
Loss on derivative liability on conversion	2,937,711
Balance at March 31, 2021	$226,552

Management considers all of its derivative liabilities to be Level 3 liabilities.

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

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management used the following inputs to value the Derivative Liabilities for the three months ended March 31, 2021:

March 31, 2021 Derivative Liability
Expected term	1 year to 2 years
Exercise price	$0.0015-$0.00144
Expected volatility	252%-292%
Expected dividends	None
Risk-free rate	0.07% to 0.16%

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

The FASB has issued ASU No. 2019–12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740. The guidance also improves consistent application by clarifying and amending existing guidance from ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein and is to be applied on a retrospective, modified retrospective or prospective approach, depending on the specific amendment. Early adoption is permitted. The adoption of the new guidance did not change anything in the consolidated financial statements and therefore had no material impact.

The FASB has issued ASU 2019-07, Codification Updates to SEC Sections. This new guidance under § 210.5–02.27 is effective for reporting preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The classification and disclosure requirements of § 210.5–02.27 that shall be followed (a) Include under this caption amounts applicable to any class of stock which has any of the following characteristics: (1) it is redeemable at a fixed or determinable price on a fixed or determinable date or dates, whether by operation of a sinking fund or otherwise; (2) it is redeemable at the option of the holder; or (3) it has conditions for redemption which are not solely within the control of the issuer, such as stocks which must be redeemed out of future earnings. Amounts attributable to preferred stock which is not redeemable or is redeemable solely at the option of the issuer shall be included under § 210.5-02.28 unless it meets one or more of the above criteria. (b) State on the face of the balance sheet the title of each issue, the carrying amount, and redemption amount. (If there is more than one issue, these amounts may be aggregated on the face of the balance sheet and details concerning each issue may be presented in the note required by paragraph (c) below.) Show also the dollar amount of any shares subscribed but unissued, and show the deduction of subscriptions receivable therefrom. If the carrying value is different from the redemption amount, describe the accounting treatment for such difference in the note required by paragraph (c) below.

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Also state in this note or on the face of the balance sheet, for each issue, the number of shares authorized and the number of shares issued or outstanding, as appropriate.(c) State in a separate note captioned “Redeemable Preferred Stocks” (1) a general description of each issue, including its redemption features (e.g. sinking fund, at option of holders, out of future earnings) and the rights, if any, of holders in the event of default, including the effect, if any, on junior securities in the event a required dividend, sinking fund, or other redemption payment(s) is not made; (2) the combined aggregate amount of redemption requirements for all issues each year for the five years following the date of the latest balance sheet; and (3) the changes in each issue for each period for which a statement of comprehensive income is required to be filed. (d) Securities reported under this caption are not to be included under a general heading “stockholders' equity”.

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because of recent events, the Company cannot state with certainty of its ability to continue. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has a working capital deficit, and negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in attempting to raise capital from additional debt and equity financing. Due to its nominal revenues, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue, including through the recent acquisition of Service 800 and CCS or through a merger transaction with a well-capitalized entity. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. DISCONTINUED OPERATIONS

PathUX, LLC

On April 24, 2020 the Company entered into a Settlement and Release Agreement whereby, effective as of April 1, 2020, the purchase agreement between the former shareholders of PathUX and IDriveYourCar dated May 31, 2019 was effectively unwound, with all assets and liabilities returned to such former shareholders.

Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the PathUX business which is presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the period ended March 31, 2020 is as follows:

2020
Total net sales	$219,867
Cost of sales	147,829
Operating, selling, general and administrative expenses	91,133
Amortization of software	134,686
Income (loss) from discontinued operations	(153,781)
Gain on sale of discontinued operations	504,481
Income tax provision	-
Discontinued operations, net of tax	350,700

As the sale was finalized shortly after close of the first quarter 2020, the current balance sheet no longer reflects these operations.

NOTE 5.  SHORT- AND LONG-TERM BORROWINGS

Short-term and Long-term borrowings, consist of the following:	March 31,	December 31,
Short term debt;	2021	2020
Convertible Promissory Notes, bearing an annual interest rate of 12% secured, due 08/27/2019	$97,259	$97,259
Short-Term Note – Jean Mork Bredeson cash deficit holdback, 15%, past due	210,000	210,000
Short-Term Note – Jean Mork Bredeson purchase allocation, 15%, past due	1,409,169	1,409,169
Funding from the Payroll Protection Program, annual interest of 1%, due 04/24/2022	500,000	500,000
Funding from the Payroll Protection Program Round 2, annual interest of 1%, due 02/28/2026	625,000	-
Convertible Promissory Notes, bearing an annual interest rate of 8% secured, due 08/07/2020	-	713,555
Senior Secured Redeemable Debenture, bearing an annual interest rate of 16%, due 12/31/2021, current	826,547
Total short-term debt	3,667,975	2,929,983

BEYOND COMMERCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long term debt;
Convertible Promissory Notes, bearing an annual interest rate of 5.0%, due 12/31/22	350,000	350,000
Funding from the SBA Program, annual interest of 3.75%, due 03/30/2051	150,000	-
Promissory Note – Jean Mork Bredeson, interest rate 5.5%, due 2/28/2022	2,100,000	2,100,000
Senior Secured Redeemable Debenture, bearing an annual interest rate of 16%, due 12/31/2021, long term	-	826,547
Total short-term and long-term borrowings, before debt discount	6,267,975	6,206,530
Less debt discount	(97,405)	(123,967)
Total short-term and long-term borrowings, net	$6,170,570	$6,082,563
Short-term and Long-term borrowings, consist of the following:
Short-term borrowings – net of discount	$3,667,975	$2,929,983
Long-term borrowings – net of discount	2,502,595	3,152,580
Total Short-Term and long term borrowings – net of discount	$6,170,570	$6,082,563

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

On March 19, 2021, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with an existing institutional investor (the “Investor”), whereby, in exchange for the Investor returning to the Company for cancellation the Senior Secured Redeemable Convertible Debenture, issued by the Company on August 7, 2018, which was convertible into Common Stock at a variable conversion price. The Company is issuing to the Investor 1,556,905 shares of the Company’s Series C Convertible Preferred Stock, which are convertible into a fixed number of shares of Common Stock. The valuation was derived from a loss on extinguishment of debt of $3,435,695 that represents the fair value of debt forgiveness, less the issuance of 598,048,320 common stock shares valued at par of $0.001.

On March 23, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) with one investor to purchase 10,000 shares of the Company’s Series C Convertible Preferred Stock, convertible into a total of 100,000,000 shares of the Company’s common stock, par value $0.001, for a purchase price of $1,000,000. The SPA contains standards representation, warranties and covenants made by each party in the SPA.

On November 27, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 27, 2018, in the amount of $250,000. The lender was Auctus Fund LLC. The notes have a maturity of August 27, 2019 and interest rate of 12% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. Additionally, If the stock price falls below par value, additional shares will be issued at the lower conversion rate so that stocks continue to be issued at par value. The note may be prepaid but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company is currently negotiating an extension with the noteholder as it is currently past due. As a result of a default provision, the interest rate has increased to 24%.

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a component of the Service 800 transaction, in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson, a $210,000 amount was to be withheld until May 30, 2019 and continues to be outstanding. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $1,409,169 as of December 31, 2020 and March 31, 2021. Although holdbacks did not initially include interest obligations, we agreed to begin accruing interest at 10% in September 2019, and then 15% in October 2019 if we past an agreed repayment date.

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

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 24, 2020, the Company through its Service 800 Inc subsidiary, received $500,000 in funding in conjunction with a promissory note under the Payroll Protection Program is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). After sixty (60) days from the date the Loan is funded, but not more than twenty-four (24) weeks from the date the Loan is funded, Borrower shall apply to Bank for loan forgiveness. If the SBA confirms full and complete forgiveness of the unpaid balance of the Loan, and reimburses Bank for the total outstanding balance, principal and interest, Borrower’s obligations under the Loan will be deemed fully satisfied and paid in full. If the SBA does not confirm forgiveness of the Loan, or only partly confirms forgiveness of the Loan, or Borrower fails to apply for loan forgiveness, Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest, and in such case, Bank will establish the terms for repayment of the Loan Balance in a separate documentation to be provided to Borrower, which letter will set forth the Loan Balance, the amount of each monthly payment, the interest rate (not in excess of a fixed rate of one per cent (1.00% per annum), the term of the Loan, and the maturity date of two (2) years from the funding date of the Loan. No principal or interest payments will be due prior to the end of the Deferment Period. Because we anticipate the note being forgiven within the next year it is classified as short term.

On February 8, 2021, the Company through its Service 800 Inc subsidiary, received $625,000 in funding in conjunction with a promissory note under the Payroll Protection Program is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). After sixty (60) days from the date the Loan is funded, but not more than twenty-four (24) weeks from the date the Loan is funded, Borrower shall apply to Bank for loan forgiveness.

If the SBA confirms full and complete forgiveness of the unpaid balance of the Loan, and reimburses the Bank for the total outstanding balance, principal and interest, Borrower’s obligations under the Loan will be deemed fully satisfied and paid in full. If the SBA does not confirm forgiveness of the Loan, or only partly confirms forgiveness of the Loan, or Borrower fails to apply for loan forgiveness, Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest, and in such case, Bank will establish the terms for repayment of the Loan Balance in a separate documentation to be provided to Borrower, which letter will set forth the Loan Balance, the amount of each monthly payment, the interest rate (not in excess of a fixed rate of one per cent (1.00% per annum), the term of the Loan, and the maturity date of two (2) years from the funding date of the Loan. No principal or interest payments will be due prior to the end of the Deferment Period. Because we anticipate the note being forgiven within the next year it is classified as short term.

On March 30, 2021 the Company through its Service 800 Inc subsidiary, received $150,000 in funding in conjunction with a promissory note under the SBA Loan Program. Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest. This loan is a 30 year term note, bearing 3.75% interest due March 30, 2051. Installment payments, including principal and interest, of $731.00 monthly, will begin twelve (12) months from the date of the promissory note.

NOTE 6.  COMMON STOCK, PREFERRED STOCK AND WARRANTS

On March 2, 2021, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment effecting the amendment and restatement of its Articles of Incorporation (the “Amended and Restated Articles”). The Amended and Restated Articles reflected amendments that effected (i) the increase of the number of shares of common stock that the Company is authorized to issue to ten billion (10,000,000,000); (ii) the 1-for-1,000,000 reverse stock split of the shares of Series A Preferred Stock, with ratable adjustment to the conversion and voting terms; and (iii) the increase of the number of shares of preferred stock that the Company is authorized to issue to sixty million four hundred (60,000,400).

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

As of March 31, 2021, our authorized capital stock consisted of 10,000,000,000 shares of common stock, par value $0.001 per share.

During the three months ended March 31, 2021, the Company issued 1,541,336,662 shares valued at $$1,541,337 for the conversion of certain debt and accrued interest into shares of our stock and extinguishment of debt.

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

Preferred Stock

In March 2021, we approved authorization to issue up to 60,000,400 shares of preferred stock, which are designated Series A, B, C and undesignated Preferred Stock.

We have designated 250 shares of Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A Preferred Stock”).

The Series A Preferred Stock will, with respect to each holder of the Series A Preferred Stock, be entitled to three million (3,000,000) votes for each share of Series A Preferred Stock standing in his, her or its name on the books of the corporation. Each share of Series A Preferred Stock is convertible, at the option of the holder, into one million shares of Common Stock. The Series A Preferred Stock is entitled, in the event of any voluntary liquidation, dissolution or winding up of the Corporation, to receive payment or distribution of a preferential amount before any payments or distributions are received by any class or series of common stock. Subject to the prior or equal rights of the holders of all classes of stock at the time outstanding having prior or equal rights as to dividends and ranking ahead of the Common Stock, the holders of the Series A Preferred Stock shall be entitled to therefore receive, when and as declared by the Board of Directors, out of any assets of the Corporation legally available, such dividends as may be declared from time to time by the Board of Directors. Because the Series A Preferred conversion is outside the control of the Company, the disclosure requirements of FASB 210.5-02.27 must be followed which require that these securities are not to be included under “stockholders equity”. Therefore the Series A Preferred Stock is accounted for as Mezzanine Equity.

Following the cancellation of 100 shares of Pre-reverse stock split Series A Preferred Stock, such 100 shares of Preferred Stock were returned to treasury, increasing the number of shares of authorized undesignated preferred stock from 0 to 100. The Board designated 51 of such 100 shares as Series B Preferred. Each share of Series B Preferred carries approximately 1% of the voting power, but these shares do not have any economic rights. The Board issued on October 2, 2019, 20 shares of the Series B Preferred to Geordan Pursglove. An additional 13 shares of Series B Preferred was issued to Geordan Pursglove on August 4, 2020. During the first quarter Mr. Pursglove was issued three (3) shares of Series B Preferred stock valued at $43,950. The value of the October 2, 2019 transaction is $293,000 based on an independent valuation of the transaction and the value of the August 4, 2020 transaction is $190,450. The remaining 15 shares of Series B Preferred are authorized but unissued.

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have designated 51 shares of Series B Convertible Preferred Stock, par value of $0.001 per share (the “Series B Preferred Stock”). One (1) share of the Series B Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total number of votes of the issued and outstanding shares of Common Stock and other Preferred Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.  For the avoidance of doubt, if the total number of votes of the issued and outstanding shares of Common Stock and other Preferred Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series B Preferred Stock shall be equal to 102,036 (e.g., ((0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).

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

Holders of the Series C Preferred Stock shall vote on all matters requiring a vote of the shareholders of the Corporation, together with the holders of shares of Common Stock and other classes of Preferred Stock entitled to vote, as a single class. Subject to the applicable beneficial ownership limitation, each Holder shall be entitled to the whole number of votes equal to the number of shares of Common Stock into which such holder’s Preferred Shares would be convertible using the record date for determining the stockholders of the Corporation eligible to vote on such matters as the date as of which the number of Conversion Shares is calculated. Holders of the Series C Preferred Stock will also be entitled to vote as a separate class with respect to any matter as to which such voting rights are required by applicable law. Because the Series C Preferred conversion is outside the control of the Company, the disclosure requirements of FASB 210.5-02.27 must be followed which require that these securities are not to be included under “stockholders equity”. Therefore the Series C Preferred Stock is accounted for as Mezzanine Equity.

During the quarter the Company issued 1,566,905 shares of Series C Preferred, valued at $3,837,647. This was part of a settlement the Company reached with Discover to redeem the secured redeemable convertible debenture dated August 7, 2018. The valuation was derived from a loss on extinguishment of debt of $3,435,695 that represents the fair value of debt forgiveness, less the issuance of 598,048,320 common stock shares valued at par of $0.001, plus cash proceeds to the Company of $1,000,000 from the SPA that the Company entered into.

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

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Discover Growth Fund SPA, we issued to Discover warrant to purchase up to 16,666,667 shares of our common stock upon the subsequent funding of the remaining $2,000,000 which occurred on February 28, 2019, exercisable beginning on the nine (9) month anniversary from the date of issuance for a period of three (3) years at an exercise price of $0.15 per share (the “Warrant”). In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model, and based on the relative fair value of the warrant and cash received, we recorded a debt discount on the note principle of $696,850. Management used the following inputs to value the Discover Warrants by Expected Term – 3 years, Exercise Price - $0.15, Expected Volatility- 388.94%, Expected dividends – None, and Risk-Free Rate – 2.54%

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. No accrual has been made in the above matter as the determination is that a loss is not probable as of March 31, 2021 nor can a loss be reasonably estimated.

There is an outstanding issue with Iliad, a former noteholder that claims warrants as being issued and outstanding that could result in 21,618,625 or 86,474,501 shares being issued as of March 31, 2021 and December 31, 2020. The disputed shares to be issued is based on a $32,500 warrant principal that is exercisable based on the lesser of the $0.15, or the average of the three lowest closing bid prices in the prior 20 trading days multiplied by a 45% discount.

In addition to the above, from time to time, we may be involved in litigation in the ordinary course of business. Other than as set forth above, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Lease expense is recognized on a straight-line basis over the term of the lease. There are no options to extend or terminate the leases.  The Company has no other leases yet to commence.

NOTE 8.  RELATED PARTIES

During the first quarter Mr. Pursglove received three (3) shares of Series B Preferred stock valued at $43,950. The fair value of these shares were estimated based on a third-party valuation report and were issued to maintain voting control.

On May 8, 2019, the Company issued a short-term convertible note payable for $54,000 to a member of the Board of Directors. The note had a sixty-day term which was due on July 8, 2019 and bears interest at a rate of 15% per annum.  The company is currently negotiating an extension with the noteholder as it is currently past due, however the note has no default provisions.

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  NET INCOME (LOSS) PER SHARE OF COMMON STOCK

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

Convertible debt that is convertible into 74,938,549 and 2,571,295,012 shares of the Company’s common stock are not included in the computation, along with 249,999,900 and 249,999,900 of the Company’s Preferred Series A stock after conversion, as well as 15,669,050,000 and zero shares of the Company’s Preferred Series C stock after conversion for the periods ended March 31, 2021 and 2020, respectively. Additionally, there are 16,666,667 and 16,666,667 warrants that are exercisable into shares of stock as of March 31, 2021 and 2020, respectively, and there is an outstanding issue with a former noteholder that claims warrants as being issued and outstanding that could result in 21,618,625 and 80,578,512 shares being issued as of March 31, 2021 and 2020. The Company is currently in negotiations over the issue. As warrants are exercisable above the current market rate, they would be excluded from any dilutive share calculations.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2021 and 2020:

	Three-month period ended March 31,
	2021	2020
Loss from continuing operations	$(6,295,045)	$(795,484)
Income from discontinued operations	-	350,700
Consolidated net loss	$(6,295,045)	$(444,784)
Weighted average shares used for diluted earnings per share	4,087,460,718	1,544,555,667
Incremental Diluted Shares	-*	-*
Weighted Average shares used for diluted earnings per share	4,087,460,718	1,544,555,667
Net income (loss) per share:
Basic and Diluted: continuing operations	$(0.00)	$(0.00)
Basic and Diluted: discontinued operations	-	$0.00
Total Basic and Diluted loss per share	$(0.00)	$(0.00)

*The shares associated with convertible debt, preferred stock, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per common share).

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUBSEQUENT EVENTS

On April 19, 2021, as authorized by Section 1106 of the CARES Act, the SBA remitted to the Company’s lender for forgiveness of the Company’s Paycheck Protection Program loan of $500,000.

On April 9, 2021, 15,000 shares of Series C Convertible Preferred Stock were converted to 150,000,000 share of common stock.

On April 16, 2021, 15,000 shares of Series C Convertible Preferred Stock were converted to 150,000,000 share of common stock.

On April 26, 2021, 15,000 shares of Series C Convertible Preferred Stock were converted to 150,000,000 share of common stock.

On May 5, 2021, 15,000 shares of Series C Convertible Preferred Stock were converted to 150,000,000 share of common stock.

On May 10, 2021, 15,000 shares of Series C Convertible Preferred Stock were converted to 150,000,000 share of common stock.

A lawsuit was filed by American Express Travel Related Services Company, Inc. against Service 800, Inc. for unpaid credit card balance of $108,656.30. A settlement has been reached to satisfy this debt by the parties.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD

Through our Service 800 Inc subsidiary, many of our clients; GE Healthcare, Audiology System, Inc 3M Healthcare, Johnson & Johnson Vision Care, Albany Molecular Research Inc., Sakura Finetek, Abbott Diagnostics, Biosense Webster, a Johnson & Johnson Company and Medtronic to name a few took the time during the pandemic to begin strategic planning with Service 800 to grow their business with the company by renewals, expansion, and better ways to grow our programs with each and every one of them for the future. This select market segment continues to be a major source of revenue for the Company as we expand our services within this business segment. Renewals have been strong during the last three months and we anticipate revenue getting back in line with exceeding our expectations as we progress further into the year. All renewals that have taken place are on a minimum of a one to two-year term with an auto renewal taking place when the contract expires.  During the pandemic, it made our customers realize the value that Service 800 brings to the clients in the form of providing valuable information to not only help their growth within their own companies, but also help them be better providers to their customers as well. We continue to look forward to growth into each division of these companies and expansion to exceed expectations that have been set. We value these customers and are looking for all of the positive growth we have set for the remainder of the year and moving onwards to future years to come.

Three months ended March 31, 2021 and March 31, 2020.

 Revenue

Revenue generated for the three months ended March 31, 2021 was $1,113,519. Compared to $1,247,590 from the comparable three-month period in 2020. The decrease in revenues is attributable to the adverse effects of COVID-19 as we work on building back to pre-covid revenues.

Operating Expenses

 For three months ended March 30, 2021, operating expenses were $1,617,759 and for the three months ended March 31, 2020, operating expenses were $1,769,163. This decrease is mainly attributable to cost reduced in reaction to the COVID-19 issues, reduction in office rent and related expenses as many of our employees preferred to work from home and the reduction of certain officers’ salaries. There was a $43,424 decrease in cost of goods sold from $ 378,996 for the three months ended March 31, 2021 compared to $422,420 in the comparable period attributable to the decrease in revenue. Payroll increased to $722,408 from $669,109 during the three months ended March 31, 2021 and 2020, respectively, due to the Service 800 increasing the organizational structure and changing the mix of employees, and general and administrative costs decreased to $204,229 from $304,035 due to the work at home expenses related to our office relation in Minnesota.

Non-Operating Income (Expense)

The Company reported non-operating expense of $5,790,805 for the three months ended March 31, 2021, as compared to a loss of $273,911 for the three months ended March 31, 2020, attributable to the changes in the derivative liability and debt fees associated with our convertible notes, a loss of $3,435,695 on the extinguishment of debt, and the increase in stock conversion and relative volatility increase in fluctuation.

Net Income (loss)

For three months ended March 31, 2021, the Company incurred a net loss of $6,290,109 as compared to a net loss of $424,584 for three months end March 31, 2020, which was primarily due to derivative-related expenses from the changes in liability and debt fees associated with our convertible notes, a loss of $3,435,695 on the extinguishment of debt, and the increase in stock conversion and relative volatility increase in fluctuation.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve (12) months.

Going Concern

There is substantial doubt about our ability to continue as a going concern.

As of March 31, 2021, we had an accumulated deficit of $64,935,943. These conditions raise substantial doubt about our ability to continue as a going concern.  We intend to continue relying upon the issuance of debt and equity securities to finance our operations.  In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing.  However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital, that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable.  Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $2,691,136 and $1,276,871 as of March 31, 2021 and December 31, 2020, respectively.  Current assets would consist primarily of cash and accounts receivable. The Company had a $64,935,943 accumulated deficit on its balance sheet as of March 31, 2021.

We had total current liabilities of $6,890,700 and $7,025,541 as of March 31, 2021 and December 31, 2020, respectively.  Current liabilities consisted primarily of the derivative liability, accounts payable, accrued payroll and payroll taxes, related party debt, conventional and convertible debt, and accrued interest. There was an increase of $644,224 attributable to accrued interest, salary accruals, accounts payable, and short-term debt incurred as part of the Service 800 and Customer Centered Strategies and a decrease of $779,065 attributed to our derivative liability.

We had a working capital deficit of $4,199,564 and $5,748,670 as of March 31, 2021 and December 31, 2020, respectively. The decrease of $1,549,106 for the period as of March 31, 2021 compared to December 31, 2020 was due to an increase in in cash of $1,352,640 attributable to a $1,000,000 sale of preferred stock, an increase in short-term debt due to a note approaching maturity, and a decrease in derivative liabilities due to extinguishment of convertible debt.

Cash Flow from Operating Activities

For the three months ended March 31, 2021 and 2020, cash used in operating activities was $442,360 and $357,625, respectively. This increase of cash used is attributable to the reduction in accounts payable and other current liabilities.

Cash Flow from Investing Activities

For the three months ended March 31, 2021 and 2020, cash used in investing activities was $0 and $0 respectively.

Cash Flow from Financing Activities

For the three months ended March 31, 2021 and 2020, cash provided by (used in) financing activities was $1,775,000 and $(5,302), respectively, which represents $625,000 in cash from the PPP loan received by the Company, $150,000 from SBA loan and $1,000,000 in cash from the sale of preferred stock.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to allowance for doubtful accounts, allowance for inventory write-downs and write offs, deferred income taxes, provision for contractual obligations and our ability to continue as a going concern. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, describes the critical accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended March 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was not effective as of the end of the fiscal year ended December 31, 2020. Based upon that evaluation, the Company’s President concluded that the Company’s internal control over financial reporting is not effective due to the material weakness noted below.  A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified. The Company downsized its workforce and did not have sufficient people with complex accounting expertise on certain matters to support its internal control over financial reporting which impacted its financial close process. As of March 31, 2021, these weaknesses have not been remediated.

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

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The Company’s management, including its Principal Executive Officer and its Principal Financial Officer, do not expect that the Company’s controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

In addition to the above, from time to time, we may be involved in litigation in the ordinary course of business. Other than as set forth above, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than as set forth above, to our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on April 15, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than described below, there were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K.

On January 7, 2021, the Company issued 85,455,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On January 15, 2021, the Company issued 88,894,600 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On January 25, 2021, the Company issued 93,564,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On January 27, 2021, the Company issued 96,360,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On February 3, 2021, the Company issued 100,000,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On February 8, 2021, the Company issued 75,000,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On February 16, 2021, the Company issued 76,771,728 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On February 19, 2021, the Company issued 166,666,667 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On February 24, 2021, the Company issued 160,576,680 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On March 3, 2021, the Company issued 151,958,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On March 11, 2021, the Company issued 145,000,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On March 17, 2021, the Company issued 147,500,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

On March 26, 2021, the Company issued 147,500,000 shares of common stock to Discover Group Fund LLC following the conversion of debt and interest held by Discover Group Fund LLC.

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

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beyond Commerce, Inc.

May 14, 2021	By:	/s/ Geordan Pursglove
Geordan Pursglove, President/CEO and Director (Principal Executive)