Form 10-Q
period 2021-06-30
Beyond Commerce, Inc.
filed 2021-08-12
CIK 1386049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At August 10th  2021, the registrant had 6,661,691,862 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond Commerce, Inc.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED

June 30, 2021 AND 2020

BEYOND COMMERCE, INC.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash & cash equivalents	$ 470,730	$ 84,262
Accounts receivable, net	1,089,380	1,169,486
Other current assets	75,574	23,123
Total current assets	1,635,684	1,276,871
Operating Lease right of use asset	78,581	97,008
Property, equipment, and software - net	31,612	39,245
Intangible asset- net	2,454,269	2,657,458
Goodwill	1,299,144	1,299,144

Total assets:	$ 5,499,290	5,369,726

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 685,103	$ 892,557
Operating Lease Liability, current	44,437	41,326
Accrued Interest	725,052	699,344
Accrued payroll & related items	1,381,111	1,402,714
Accrued loss contingency	581,097	-
Derivative liability	200,372	1,005,617
Short-term borrowings – net of discount	3,167,975	2,929,983
Short-term borrowings- related party	-	54,000
Total current liabilities	6,785,147	7,025,541

Long-term borrowings – net of discount	2,510,500	3,152,580
Operating lease liability, noncurrent	43,340	66,421
Total liabilities	9,338,987	10,244,542

Commitments and Contingencies

Stockholders Equity:
Preferred stock series A, $0.001 par value of 250 shares authorized and 249.9999 and 249.9999 shares issued and outstanding, respectively.	-	-
Preferred stock Series B, $0.001 par value of 51 shares authorized and 36 and 33 shares issued and outstanding, respectively.	-	-
Preferred Stock series C, $0.001 par value of 50,000,000 authorized and 1,443,905 and 0 shares issued and outstanding, respectively	1,444	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 6,181,691,862 and 3,410,355,200 issued and outstanding, respectively.	6,181,692	3,410,355
Additional paid in capital	55,872,345	50,263,645
Accumulated deficit	(65,983,079)	(58,645,834)
Deficit attributable to Beyond Commerce, Inc stockholder	(3,927,598)	(4,971,834)
Equity attributable to noncontrolling interest	87,901	97,018
Total stockholders' deficit	(3,839,697)	(4,874,816)

Total liabilities and stockholders’ deficit	$ 5,499,290	$ 5,369,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Revenues	$1,120,599	$782,009	$2,234,118	$2,029,599

Operating expenses
Cost of revenue	342,068	248,017	721,064	670,437
Selling, general and administrative	179,834	348,117	384,063	652,152
Payroll expense	780,722	588,057	1,503,130	1,257,166
Professional Fees	578,883	213,582	776,177	463,741
Depreciation and amortization	95,989	124,206	210,821	247,646
Total operating expenses	1,977,496	1,512,979	3,595,255	3,291,142

Loss from operations	(856,897)	(739,970)	(1,361,137)	(1,261,543)

Non-operating income (expense)
Interest expense	(118,051)	(646,354)	(267,117)	(903,747)
Amortization of debt discount	(26,562)	(249,823)	(53,124)	(548,651)
Derivative related expenses	(7,039)	(1,130,476)	(2,944,750)	(1,252,075)
Change in derivative liability	(26,875)	623,399	731,354	1,027,308
Loss on extinguishment of debt	(521,004)	-	(3,956,699)	-
Gain on forgiveness of PPP Loan	505,111	-	505,111	-
Total non-operating income (expense)	(194,420)	(1,403,254)	(5,985,225)	(1,667,165)

Loss from continuing operations before income tax	(1,051,317)	(2,143,224)	(7,346,362)	(2,938,708)

Income from discontinued operation, net of tax	-	-	-	350,700
Provision for income tax	-	-	-	-

Consolidated net loss	$(1,051,317)	$(2,143,224)	$(7,346,362)	$(2,588,008)

Amounts Attributable to Noncontrolling and Controlling Interest
Consolidated net income (loss) attributable to:
Noncontrolling interest	$(4,181)	$(7,215)	$(9,117)	$(27,415)

Consolidated net loss, controlling interest	$(1,047,136)	$(2,136,009)	$(7,337,245)	$(2,560,593)

Net income (loss) per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of capital outstanding – basic	5,604,768,785	1,906,073,735	4,850,306,210	1,725,314,701

Weighted average shares of capital outstanding – diluted	5,604,768,785	1,906,073,735	4,850,306,210	1,725,314,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	2021	2020
Net (loss)	$ (7,346,362)	$ (2,588,008)
(Income) from discontinued operations	-	350,700
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	43,950	-
Loss on derivative	2,944,749	1,812,208
Amortization of debt discount	53,124	548,651
Loss on extinguishment of debt	3,956,699	-
Gain on forgiveness of PPP loan	(505,111)	-
Depreciation and amortization	210,822	247,647
Change in derivative liability	(731,354)	(1,027,308)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	80,106	207,154
(Increase) decrease in other current assets	(34,023)	(48,337)
Increase (decrease) in accounts payable	(207,455)	129,190
Increase (decrease) in payroll liabilities	(21,603)	38,121
Increase (decrease) in other current liabilities	240,585	285,194
Net cash provided by (used in) in operating activities.	(1,315,873)	(746,188)
Cash flows from investing activities :
Acquisition of property and equipment	-	(16,230)
Net cash used in investing activities	-	(16,230)
Cash flows from financing activities:
Cash receipts from note payable	775,000	519,781
Proceeds from sale of preferred stock series C	1,000,000	-
Payment on note payable	(72,658)	(40,000)
Net cash provided by (used in) financing activities	1,702,342	479,781

Net increase (decrease) in cash and cash equivalents	386,469	(282,637)

Cash and cash equivalents, beginning balance	84,262	585,339
Cash and cash equivalents, ending balance	$ 470,730	$ 302,702
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$ 8,462	$ 6,562
Income taxes	$ -	$ -
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$ 943,289	$ 1,022,676
Stock issued for conversion of Series C preferred stock	$ 1,230,000	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Series A & B Preferred Stock		Non-Controlling	Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Interest	Paid in Capital	Deficit	Deficit
Balance, December 31, 2019	1,495,004,678	$ 1,495,004	269.9999	$ -	$ 131,250	$ 43,597,152	$ (48,227,200)	$ (3,003,794)
Common stock issued for debt conversion	132,910,000	132,910	-	-		-	-	132,910
Extinguishment of derivative liabilities on conversion	-	-	-	-		132,005	-	132,005
Net loss	-	-	-	-	(20,200)	-	(424,584)	(444,784)
Balance, March 31, 2020	1,627,914,678	$ 1,627,914	269.9999	$ -	$ 111,050	$ 43,729,157	$ (48,651,784)	$(3,183,663)
Common stock issued for debt conversion	889,766,383	889,766	-	-		-	-	889,766
Extinguishment of derivative liabilities on conversion	-	-	-	-		1,101,419	-	1,101,419
Net loss	-	-	-	-	(7,215)	-	(2,136,009)	(2,143,224)
Balance, June 30, 2020	2,517,681,061	$ 2,517,680	269.9999	$ -	$ 103,835	44,830,576	$ (50,787,793)	$(3,335,702)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Non-Controlling	Additional	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Interest	Paid in Capital	Deficit	Deficit
Balance, January 1, 2020	3,410,355,200	$ 3,410,355	249.9999	$ -	33	$ -	-	$ -	$ 97,018	$ 50,263,645	$ (58,645,834)	$ (4,874,816)
Common stock for debt conversion	943,288,342	943,289	-	-	-	-	-	-	-	-	-	943,289
Preferred stock Series C issued	-	-	-	-	-	-	10,000	10	-	999,990		1,000,000
Preferred Series B Issuance	-	-	-	-	3	-	-	-	-	43,950		43,950
Extinguishment of Debt	598,048,320	598,048	-	-	-	-	1,556,905	1,557	-	2,836,090		3,435,695
Extinguishment of derivative liabilities on conversion										2,958,547		2,958,547
Net loss	-	-	-	-	-	-	-	-	(4,936)	-	(6,290,109)	(6,295,045)
Balance, March 31, 2021	4,951,691,862	$ 4,951,692	249.9999	$ -	36	$ -	1,566,905	$ 1,567	$ 92,082	$ 57,102,222	$ (64,935,943)	$ (2,788,381)
Common stock issued for Preferred Stock conversion	1,230,000,000	1,230,000	-	-	-	-	(123,000)	(123)	-	(1,229,877)	-	-
Net loss	-	-	-	-	-	-	-	-	(4,181)	-	(1,047,136)	(1,051,317)
Balance, June 30, 2021	6,181,691,862	$ 6,181,692	249.9999	$ -	36	$ -	1,443,905	$ 1,444	$ 87,901	$ 55,872,345	$ (65,983,079)	$ (3,839,697)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Beyond Commerce, Inc. (the “Company”, “we” and “our”), has a planned business objective to develop, acquire, and deploy disruptive strategic software technology and market-changing business models through selling our own products and the acquisitions of existing companies. We plan to offer a cohesive digital product and services platform to provide our future clients with a single point of contact for all their Internet Marketing Technology and Services (IMT&S) and Information Management (IM) initiatives.

Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the periods ended June 30, 2021 and 2020 included herein include the accounts of the Company, its wholly-owned subsidiaries Service 800 Inc., Customer Centered Strategies, LLC ( CCS ), which the Company has an 80% investment interest, and PathUX and IDriveYourCar (which have both been discontinued as of April 24, 2020, see Note 4 – Discontinued Operations).

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.  All significant intercompany accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

NOTE 2. SELECTED ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three (3) and six (6) months ended June 30, 2021 and 2020, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019, respectively, which are included in the Company’s December 31, 2020 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 15, 2021. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) and (6) months ended June 30, 2021 are not necessarily indicative of results for the entire year ending December 31, 2021.

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

	June 30, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$-	$-	$200,372	$200,372
Total	$-	$-	$-	$-

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$-	$-	$1,005,617	$1,005,617
Total	$-	$-	$-	$-

Derivative liability as of December 31, 2020	$1,005,617
Change in derivative liability during the period	(731,354)
Reclassed to additional paid in capital for notes converted into shares of common stock	(2,958,547)
Loss on derivative liability on conversion	2,944,750
Reclass to accrued loss contingency	(60,094)
Balance at June 30, 2021	$200,372

Management considers all of its derivative liabilities to be Level 3 liabilities.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC Subtopic 606-10, Revenue Recognition. We recognize revenue as we transfer control of deliverables (products, solutions and services) to our customers in an amount reflecting the consideration to which we expect to be entitled. To recognize revenue, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. We account for a contract based on the terms and conditions the parties agree to, the contract has commercial substance and collectability of consideration is probable. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience.

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

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management used the following inputs to value the Derivative Liabilities for the six months ended June 30, 2021:

June 30, 2021 Derivative Liability
Expected term	1 year to 21 months
Exercise price	$0.00077-$0.00078
Expected volatility	248% to 272%
Expected dividends	None
Risk-free rate	0.07% to 0.25%

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

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. The ASU simplifies accounting for convertible instruments by removing major separation models required under current Generally Accepted Accounting Principles (GAAP). Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. As a result, the new standard may affect net income and EPS, and therefore performance measures, and increase debt levels which may impact debt covenant compliance.

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using GAAP, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because of recent events, the Company cannot state with certainty of its ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has a working capital deficit, and negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in attempting to raise capital from additional debt and equity financing. Due to its nominal revenues, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue, including through the acquisition of Service 800 and CCS or through a merger transaction with a well-capitalized entity. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. DISCONTINUED OPERATIONS

PathUX, LLC

On April 24, 2020, the Company entered into a Settlement and Release Agreement whereby, effective as of April 1, 2020, the purchase agreement between the former shareholders of PathUX and IDriveYourCar dated May 31, 2019 was effectively unwound, with all assets and liabilities returned to such former shareholders.

Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the PathUX business which is presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the period ended June 30, 2020 is as follows:

2020
Total net sales	$ 219,867
Cost of sales	147,829
Operating, selling, general and administrative expenses	91,133
Amortization of software	134,686
Income (loss) from discontinued operations	(153,781)
Gain on sale of discontinued operations	504,481
Income tax provision	-
Discontinued operations, net of tax	350,700

As the sale was finalized shortly after close of the first quarter 2020, the current balance sheet no longer reflects these operations.

NOTE 5.  SHORT- AND LONG-TERM BORROWINGS

Short-term and Long-term borrowings, consist of the following:	June 30,	December 31,
Short term debt;	2021	2020
Convertible Promissory Notes, bearing an annual interest rate of 12% secured, due 08/27/2019	$ 97,259	$ 97,259
Short-Term Note – Jean Mork Bredeson cash deficit holdback, 15%, past due	210,000	210,000
Short-Term Note – Jean Mork Bredeson purchase allocation, 15%, past due	1,409,169	1,409,169
Funding from the Payroll Protection Program, annual interest of 1%, due 04/24/2022	-	500,000
Funding from the Payroll Protection Program Round 2, annual interest of 1%, due 02/28/2026	625,000	-
Convertible Promissory Notes, bearing an annual interest rate of 8% secured, due 08/07/2020	-	713,555
Senior Secured Redeemable Debenture, bearing an annual interest rate of 16%, due 12/31/2021, current	826,547	-
Total short-term debt	3,167,975	2,929,983

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long term debt;
Convertible Promissory Notes, bearing an annual interest rate of 5.0%, due 12/31/22	331,343	350,000
Funding from the SBA Program, annual interest of 3.75%, due 03/30/2051	150,000	-
Promissory Note – Jean Mork Bredeson, interest rate 5.5%, due 2/28/2022	2,100,000	2,100,000
Senior Secured Redeemable Debenture, bearing an annual interest rate of 16%, due 12/31/2021, long term	-	826,547
Total short-term and long-term borrowings, before debt discount	5,749,318	6,206,530
Less debt discount	(70,843)	(123,967)
Total short-term and long-term borrowings, net	$ 5,678,475	$ 6,082,563
Short-term and Long-term borrowings, consist of the following:
Short-term borrowings – net of discount	$ 3,167,975	$ 2,929,983
Long-term borrowings – net of discount	2,510,500	3,152,580
Total Short-Term and long term borrowings – net of discount	$ 5,678,475	$ 6,082,563

On August 7, 2018, we entered into a securities purchase agreement (“SPA”) with Discover Growth Fund, LLC (“Discover”), pursuant to which we issued a senior secured redeemable convertible debenture in the principal amount of $2,717,391 (of which $217,391 was retained by Discover as an original issue discount) (the “Debenture”), in exchange for $500,000 cash consideration and a promissory note issued to the Company in the amount of $2,000,000 (the “Note”).

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

On November 27, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 27, 2018, in the amount of $250,000. The lender was Auctus Fund LLC. The notes have a maturity of August 27, 2019 and interest rate of 12% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. Additionally, If the stock price falls below par value, additional shares will be issued at the lower conversion rate so that stocks continue to be issued at par value. The note may be prepaid but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company is currently negotiating an extension with the noteholder as it is currently past due. As a result of a default provision, the interest rate has increased to 24%. This note has been reduced by the issuance of 1,092,829,802 shares of stock during the years 2019 and 2020. As of June 30,2021 the outstanding balance is $97,259.

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective February 28, 2019 as a component of the closing of the business combination between Beyond Commerce, Inc. and Service 800, Jean Mork Bredeson, Founder and President of Service 800, the Company issued a $2,100,000 three-year 5.5% promissory note to Ms. Bredeson. Interest only payments are required during the first year of the note. The $2,100,000 promissory note is personally guaranteed by the estate of George Pursglove whose executor is Geordan Pursglove, the Company’s President and CEO.

As a component of the Service 800 transaction, in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson, a $210,000 amount was to be withheld until May 30, 2019 and continues to be outstanding. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $1,409,169 as of December 31, 2020 and June 30, 2021 respectively. Although holdbacks did not initially include interest obligations, we agreed to begin accruing interest at 10% in September 2019, and then 15% in October 2019 if we passed an agreed repayment date.

On December 31, 2019, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with TCA Special Situations Credit Strategies ICAV, an Irish collective asset vehicle (the “Buyer” or “TCA ICAV”), and TCA Beyond Commerce, LLC, a Wyoming limited liability company (“TCA Beyond Commerce”), pursuant to which the Buyer purchased from the Company a senior secured redeemable debenture having an initial principal amount of $900,000 and an interest rate of 16% per annum (the “Initial Debenture”).

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

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 24, 2020, the Company through its Service 800 Inc subsidiary, received $500,000 in funding in conjunction with a promissory note under the Payroll Protection Program is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). After sixty (60) days from the date the Loan is funded, but not more than twenty-four (24) weeks from the date the Loan is funded, Borrower shall apply to Bank for loan forgiveness. If the SBA confirms full and complete forgiveness of the unpaid balance of the Loan, and reimburses Bank for the total outstanding balance, principal and interest, Borrower’s obligations under the Loan will be deemed fully satisfied and paid in full. If the SBA does not confirm forgiveness of the Loan, or only partly confirms forgiveness of the Loan, or Borrower fails to apply for loan forgiveness, Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest, and in such case, Bank will establish the terms for repayment of the Loan Balance in a separate documentation to be provided to Borrower, which letter will set forth the Loan Balance, the amount of each monthly payment, the interest rate (not in excess of a fixed rate of one per cent (1.00% per annum), the term of the Loan, and the maturity date of two (2) years from the funding date of the Loan. No principal or interest payments will be due prior to the end of the Deferment Period. Because we anticipate the note being forgiven within the next year it is classified as short term. On April 19, 2021 the loan was forgiven by the SBA.

On February 8, 2021, the Company through its Service 800 Inc. subsidiary, received $625,000 in funding in conjunction with a promissory note under the Payroll Protection Program is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). After sixty (60) days from the date the Loan is funded, but not more than twenty-four (24) weeks from the date the Loan is funded, Borrower shall apply to Bank for loan forgiveness. On June 14, 2021 the Company submitted an application for forgiveness to the SBA and is awaiting acceptance.

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

On March 30, 2021 the Company through its Service 800 Inc. subsidiary, received $150,000 in funding in conjunction with a promissory note under the SBA Loan Program. Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest. This loan is a 30 year term note, bearing 3.75% interest due March 30, 2051. Installment payments, including principal and interest, of $731 monthly, will begin twelve (12) months from the date of the promissory note.

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

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

As of June 30, 2021, our authorized capital stock consisted of 10,000,000,000 shares of common stock, par value $0.001 per share.

During the six months ended June 30, 2021, the Company issued 1,541,336,662 shares valued at $1,541,337 for the conversion of certain debt and accrued interest into shares of our stock and extinguishment of debt.  Additionally, the Company has issued 1,230,000,000 shares valued at $1,230,000 for the conversion of Series C Preferred Stock.

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

Preferred Stock

In March 2021, we approved authorization to issue up to 60,000,400 shares of preferred stock, which are designated Series A, B, C and undesignated Preferred Stock. As of August 10, 2021 we have 249.9999 shares of Series A Preferred Stock issued and outstanding.

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

Following the cancellation of 100 shares of Pre-reverse stock split Series A Preferred Stock, such 100 shares of Preferred Stock were returned to treasury, increasing the number of shares of authorized undesignated preferred stock from 0 to 100. The Board designated 51 of such 100 shares as Series B Preferred. Each share of Series B Preferred carries approximately 1% of the voting power, but these shares do not have any economic rights. The Board issued on October 2, 2019, 20 shares of the Series B Preferred to Geordan Pursglove. An additional 13 shares of Series B Preferred was issued to Geordan Pursglove on August 4, 2020. During the first quarter, Mr. Pursglove was issued three (3) shares of Series B Preferred stock valued at $43,950. The value of the October 2, 2019 transaction is $293,000 based on an independent valuation of the transaction and the value of the August 4, 2020 transaction is $190,450. The remaining 15 shares of Series B Preferred are authorized but unissued.

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

During the first quarter of 2021, the Company issued 1,566,905 shares of Series C Preferred, valued at $3,837,647. This was part of a settlement the Company reached with Discover to redeem the secured redeemable convertible debenture dated August 7, 2018. The valuation was derived from a loss on extinguishment of debt of $3,435,695 that represents the fair value of debt forgiveness, less the issuance of 598,048,320 common stock shares valued at par of $0.001, plus cash proceeds to the Company of $1,000,000 from the SPA that the Company entered into.

On April 9, 2021, 15,000 shares of Series C Convertible Preferred Stock were converted to 150,000,000 shares of common stock.

On April 16, 2021, 15,000 shares of Series C Convertible Preferred Stock were converted to 150,000,000 shares of common stock.

On April 26, 2021, 15,000 shares of Series C Convertible Preferred Stock were converted to 150,000,000 shares of common stock.

On May 5, 2021, 15,000 shares of Series C Convertible Preferred Stock were converted to 150,000,000 shares of common stock.

On May 10, 2021, 15,000 shares of Series C Convertible Preferred Stock were converted to 150,000,000 shares of common stock.

On May 25, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On June 10, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On June 23, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

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

The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 5, states that a firm must distinguish between losses that are probable, reasonably probable or remote. If a contingent liability is deemed probable, it must be directly reported in the financial statements. In July 2010, the FASB issued ASC 450-20 that updated the Standard and uses “probable,” “reasonably possible,” and “remote” to determine the likelihood of the future event that will confirm a loss, an impairment of an asset, or the incurrence of a liability.

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. No accrual has been made in the above matter as the determination is that a loss is not probable as of June 30, 2021 nor can a loss be reasonably estimated.

A complaint against the Company, dated June 9, 2021, has been filed in Salt Lake County, Utah, by Iliad Research and Trading, L.P. (“Iliad”), a former noteholder, that claims a Notice of Exercise of Warrant was delivered and the Company failed to timely deliver the Warrant shares. The shares to be issued are based on a $32,500 warrant principal that is exercisable based on the lesser of the $0.15, or the average of the three lowest closing bid prices in the prior 20 trading days multiplied by a 45% discount. Iliad is seeking in excess of $1.4 million in damages. On July 8, 2021, the Company and Iliad reached a Settlement Agreement whereby the Company will issue 363,185,553 shares of Common Stock within 45 days to Iliad.

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. An accrual of a loss contingency has been made in the above matter as the determination is that a loss is probable as of June 30, 2021 and the loss is reasonably estimated to be $521,004.

A complaint against the Company, dated July 29, 2021, has been filed in the United States District Court of Nevada, by Discover Growth Fund, LLC. (“Discover”), a current stockholder, ,for claims related to the issuance of shares of Series C Preferred Stock to Discover during the first quarter of 2021. The company disputes such claims and is currently weighing alternative strategies, including a potential settlement with Discover.

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

The public entity guidance in ASU 2016-02, Leases (Topic 842) requires lessees to recognize substantially all leases on their balance sheets as lease liabilities with a corresponding right-of-use asset. Our accounting policy is to keep leases with an initial term of 12 months or less off of the balance sheet.

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8.  RELATED PARTIES

During the first quarter, Mr. Pursglove received three (3) shares of Series B Preferred stock valued at $43,950. The fair value of these shares were estimated based on a third-party valuation report and were issued to maintain voting control.

On May 8, 2019, the Company issued a short-term convertible note payable for $54,000 to a member of the Board of Directors. The note had a sixty-day term which was due on July 8, 2019 and bears interest at a rate of 15% per annum. The principal amount due of $54,000 was paid on May 26, 2021.

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

Convertible debt that is convertible into 370,602,246 and 2,998,335,175 shares of the Company’s common stock are not included in the computation, along with 249,999,900 and 249,999,900 of the Company’s Preferred Series A stock after conversion, as well as 14,436,050,000 and zero shares of the Company’s Preferred Series C stock after conversion for the periods ended June 30, 2021 and 2020, respectively. Additionally, there are 16,666,667 and 16,666,667 warrants that are exercisable into shares of stock as of June 30, 2021 and 2020, respectively, and there is an outstanding issue with a former noteholder that claims warrants as being issued and outstanding that could result in 363,185,553 and 154,150,198 shares being issued as of June 30, 2021 and 2020. The Company settled this issue with the former noteholder on July 8, 2021 and agreed to issue 363,185,553 shares of common stock. As warrants are exercisable above the current market rate, they would be excluded from any dilutive share calculations.

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three and six - month periods ended June 30, 2021 and 2020:

	Six-month period ended June 30,				Three-month period ended June 30,
	2021		2020		2021		2020
Loss from continuing operations	$(7,346,362)		$(2,938,708)		$(1,051,317)		$(2,143,224)

Income from discontinued operations	-		350,700		-		-

Consolidated net loss	$(7,346,362)		(2,588,008)		$(1,051,317)		$(2,143,224)
Weighted average shares used for diluted earnings per share	4,850,306,210		1,725,314,701		5,604,768,785		1,906,073,735

Incremental Diluted Shares	-	*	-	*	-	*	-	*
Weighted Average shares used for diluted earnings per share	4,850,306,210		1,725,314,701		5,604,768,785		1,906,073,735
Net income (loss) per share:
Basic and Diluted: continuing operations	$(0.00)		$(0.00)		$(0.00)		$(0.00)

Basic and Diluted: discontinued operations	$-		$(0.00)		$-		$-

Total Basic and Diluted loss per share	$(0.00)		$(0.00)		$(0.00)		$(0.00)

*The shares associated with convertible debt, preferred stock, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per common share).

NOTE 10.  SUBSEQUENT EVENTS

On July 7, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On July 22, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On August 5, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

A complaint against the Company, dated June 9, 2021 was field in Salt Lake County Utah by Iliad Research and Trading, L.P. (“Iliad”), a former noteholder, alleging that the Company failed to timely deliver warrant shares pursuant a Notice of Exercise of Warrant, Iliad sought damages exceeding $1.4 million; however on July 8, 2021 the company and Iliad entered into a Settlement Agreement whereby the Company will issue 363,185,553 shares of Common Stock to Iliad within 45 days.

On July 19, 2021, Beyond Commerce, Inc., a Nevada corporation (the “Company”), issued a convertible promissory note (the “Note”) in favor of Geordan G. Pursglove, the Company’s Chairman and Chief Executive Officer, in the principal amount of $1,500,000, in satisfaction of Mr. Pursglove’s accrued salary owing of $1,239,800 and $260,200 for loss on settlement.  The Note accrues interest at 2% per annum, with the principal and interest payments due in twelve equal monthly installments.  At the holder’s election, the Note is convertible, into shares of the Company’s common stock, at a price per share equal to 100% of the average closing price of the Company's common stock for the five trading days immediately preceding the date of such conversion (the “Conversion Price”).

A complaint against the Company, dated July 29, 2021, has been filed in the United States District Court of Nevada, by Discover Growth Fund, LLC. (“Discover”), a current stockholder, for claims related to the issuance of the shares of Series C Preferred Stock during the first quarter of 2021. The Company disputes such claims and is currently weighing alternative strategies, including a potential settlement with Discover.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for our products, and competition. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the throughout, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and we caution you that these statements are not guarantees of future performance or events and are subject to risks, assumptions, and other factors.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX - MONTH PERIOD

Through our Service 800 Inc subsidiary, many of our clients, such as GE Healthcare, Audiology System, Inc 3M Healthcare, Johnson & Johnson Vision Care, Albany Molecular Research Inc., Sakura Finetek, Abbott Diagnostics, Biosense Webster, a Johnson & Johnson Company and Medtronic to name a few took the time during the pandemic to begin strategic planning with Service 800 to grow their business with the Company through renewals, expansion, and developing better ways to grow our programs with each and every one of them for the future. This select market segment continues to be a major source of revenue for the Company as we expand our services within this business segment. Renewals have been strong during the last six months and we anticipate revenue getting back in line with exceeding our expectations as we progress further into the year. All renewals that have taken place are on a minimum of a one to two-year term with an auto renewal taking place when the contract expires.  The pandemic helped our customers recognize the value that Service 800 brings to its clients in the form of providing valuable information to not only help their growth within their own companies, but also help them be better providers to their customers as well. We continue to look forward to growth into each division of these companies and expansion to exceed expectations that have been set. We value these customers and seek to achieve positive growth we have set for the remainder of the year and moving onwards for future years to come.

Three months ended June 30, 2021 and June 30, 2020.

 Revenue

Revenue generated for the three months ended June 30, 2021 was $1,120,599 compared to $782,009 from the comparable three-month period in 2020.

Operating Expenses

For three months ended June 30, 2021, operating expenses were $1,977,496 and for the three months ended June 30, 2020, operating expenses were $1,512,979. This increase is in part attributable to an increase in payroll expense of $192,662 due to Service 800 increasing the organization structure and changing the mix of employees, and professional fees increased by $365,301. General and administrative costs decreased by $168,283 during the three months ended June 30, 2021 compared to the same period ending June 30, 2020.

Non-Operating Income (Expense)

The Company reported non-operating expense of $194,420 for the three months ended June 30, 2021, as compared to $1,403,254 for the three months ended June 30, 2020, attributable principally to the reduction in derivative liability related expenses. There was an increase in non-operating income of $505,111 due to the forgiveness of the first Paycheck Protection Program loan.

Net Income (loss)

For three months ended June 30, 2021, the Company incurred a net loss of $1,051,317 as compared to a net loss of $2,143,224 for three months end June 30, 2020, which was primarily due to the reduction in derivative related expenses.

Six months ended June 30, 2021 and June 30, 2020.

 Revenue

Revenue generated for the six months ended June 30, 2021 was $2,234,118 compared to $2,029,599 for the comparable six-month period in 2020.

Operating Expenses

For six months ended June 30, 2021, operating expenses were $3,595,255 and for the six months ended June 30, 2020, operating expenses were $3,291,142. This increase is in part attributable to an increase in payroll expenses of $245,964 from $1,257,166 to $1,503,130 for the six months ended June 30, 2020 and 2021, respectively, due to the Service 800 increasing the organizational structure and changing the mix of employees. There was a $50,627 increase in cost of revenue of $721,064 for the six months ended June 30, 2021 compared to $652,152 in the comparable period attributable to the increase in revenue, and an increase in professional fees of $312,439 during the six months ended June 30, 2021 compared to the same period ending June 30, 2020. General and administrative expenses were lower in the current period compared to the prior year in the amount of $268,089.

Non-Operating Income (Expense)

The Company reported non-operating expense of $5,985,225 for the six months ended June 30, 2021, as compared to $1,667,165 for the six months ended June 30, 2020, attributable to the recognition of derivative related expenses of $2,944,750 and a loss on the extinguishment of debt in the amount of $3,956,699 recognized during the six months ended June 30, 2021. For the six months ended June 30, 2020 changes in the derivative liability expense was $1,027,308 with derivative related expenses of $1,252,075.

Net Income (loss)

For six months ended June 30, 2021, the Company incurred a net loss of $7,346,362 as compared to a net loss of $2,588,008 for six months end June 30, 2020, which was primarily due to the reduction in changes to the derivative liability and derivative related expenses during the current period ended June 30, 2021 compared to the prior year comparative period.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve (12) months.

Going Concern

There is substantial doubt about our ability to continue as a going concern.

As of June 30, 2021, we had an accumulated deficit of $65,983,079 and a working capital deficit of $5,149,463. These conditions raise substantial doubt about our ability to continue as a going concern.  We intend to continue relying upon the issuance of debt and equity securities to finance our operations.  In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing.  However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital, that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable.  Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $1,635,684 and $1,276,871 as of June 30, 2021 and December 31, 2020, respectively.  Current assets would consist primarily of cash and accounts receivable. The Company had a $65,983,079 accumulated deficit on its balance sheet as of June 30, 2021.

We had total current liabilities of $6,785,147 and $7,025,541 as of June 30, 2021 and December 31, 2020, respectively.  Current liabilities consisted primarily of the derivative liability, accounts payable, accrued payroll and payroll taxes, related party debt, conventional and convertible debt, and accrued interest. There was an increase of $564,851 attributable to accrued interest, salary accruals, accounts payable, and short-term debt incurred as part of the Service 800 and Customer Centered Strategies and a decrease of $805,245 attributed to our derivative liability.

We had a working capital deficit of $5,149,463 and $5,748,670 as of June 30, 2021 and December 31, 2020, respectively.

Cash Flow from Operating Activities

For the six months ended June 30, 2021 and 2020, cash used in operating activities was $1,315,873 and $746,188, respectively. This increase of cash used is attributable to the reduction in accounts payable and other current liabilities.

Cash Flow from Investing Activities

For the six months ended June 30, 2021 and 2020, cash used in investing activities was $0 and $16,230, respectively.

Cash Flow from Financing Activities

For the three months ended June 30, 2021 and 2020, cash provided by financing activities was $1,702,342 and $479,781, respectively.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to allowance for doubtful accounts, allowance for inventory write-downs and write offs, deferred income taxes, provision for contractual obligations and our ability to continue as a going concern. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, describes the critical accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the six months ended June 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls were effective.

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

A complaint against the Company, dated June 9, 2021, was filed in Salt Lake County, Utah, by Iliad Research and Trading, L.P. (“Iliad”), a former noteholder, alleging that the Company failed to timely deliver warrant shares pursuant a Notice of Exercise of Warrant. Iliad sought damages exceeding $1.4 million; however, on July 8, 2021, the company and Illiad entered into a Settlement Agreement whereby the Company will issue 363,185,553 shares of Common Stock to iliad within 45 days.

A complaint against the Company, dated July 29, 2021, has been filed in the United States District Court of Nevada, by Discover Growth Fund, LLC. (“Discover”), a current stockholder, for claims related to the issuance of the shares of Series C Preferred Stock during the first quarter of 2021. The Company disputes such claims and is currently weighing alternative strategies, including a potential settlement with Discover.

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

Other than the addition of the risk factor below, we believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on April 15, 2021.

Due to the economic hardships presented by the COVID-19 pandemic, we obtained a loan from the Paycheck Protection Program (“PPP Loan”) from the U.S. Small Business Administration (“SBA”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We may not be entitled to forgiveness under the PPP Loan which would negatively impact our cash flow, and our application for the PPP Loan could damage our reputation.

On February 8, 2021, the Company through its Service 800 Inc. subsidiary received the proceeds of a loan from a banking institution, in the principal amount of $625,000 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the Loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company used the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred for six months after the date of disbursement. While the PPP Loan currently has a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender. The Company has applied for forgiveness on June 14, 2021 for the full amount and is waiting for the approval from the bank and the SBA. It is possible that the loan may not be forgiven in full, which could have a negative impact on the Company’s cash flow.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan was consistent with the broad objectives of the CARES Act. At the time that we had made such certification, we could not predict with any certainty whether we would be able to obtain the necessary financing to support our operations. The certification described above that we were required to provide in connection with our application for the PPP Loan did not contain any objective criteria and was subject to interpretation. However, on April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the CARES Act has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Loan in its entirety. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than described below, there were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K.

On April 9, 2021, 15,000 shares of Series C Convertible Preferred Stock were converted to 150,000,000 shares of common stock.

On April 16, 2021, 15,000 shares of Series C Convertible Preferred Stock were converted to 150,000,000 shares of common stock.

On April 26, 2021, 15,000 shares of Series C Convertible Preferred Stock were converted to 150,000,000 shares of common stock.

On May 5, 2021, 15,000 shares of Series C Convertible Preferred Stock were converted to 150,000,000 shares of common stock.

On May 10, 2021, 15,000 shares of Series C Convertible Preferred Stock were converted to 150,000,000 shares of common stock.

On May 25, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On June 10, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On June 23, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

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

Beyond Commerce, Inc.

August 12, 2021	By:	/s/ Geordan Pursglove
Geordan Pursglove, President/CEO and Director (Principal Executive Officer)