Form 10-Q
period 2021-09-30
Beyond Commerce, Inc.
filed 2021-11-12
CIK 1386049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 11, 2021, the registrant had 11,215,167,415 shares of common stock outstanding.

2

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond Commerce, Inc.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED

September 30, 2021 AND 2020

3

BEYOND COMMERCE, INC.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash & cash equivalents	$303,573	$84,262
Accounts receivable, net	959,514	1,169,486
Other current assets	11,685	23,123
Total current assets	1,274,772	1,276,871
Operating Lease right of use asset	68,945	97,008
Property, equipment, and software - net	27,796	39,245
Intangible asset- net	2,352,674	2,657,458
Goodwill	1,299,144	1,299,144

Total assets:	$5,023,331	5,369,726

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$553,203	$892,557
Operating Lease Liability, current	46,062	41,326
Accrued Interest	892,105	699,344
Accrued payroll & related items	126,806	1,402,714
Accrued loss contingency	871,656	-
Derivative liability	424,048	1,005,617
Short-term borrowings – net of discount	1,731,428	2,929,983
Short-term borrowings- related party	1,500,000	54,000
Total current liabilities	6,145,308	7,025,541

Long-term borrowings – net of discount	3,344,951	3,152,580
Operating lease liability, noncurrent	31,184	66,421
Total liabilities	9,521,443	10,244,542

Commitments and Contingencies

Stockholders Equity:
Preferred stock series A, $0.001 par value of 250 shares authorized and 249.9999 and 249.9999 shares issued and outstanding, respectively.	-	-
Preferred stock Series B, $0.001 par value of 51 shares authorized and 51 and 33 shares issued and outstanding, respectively.	-	-
Preferred Stock series C, $0.001 par value of 50,000,000 authorized and 1,312,905 and 0 shares issued and outstanding, respectively	1,313	-
Common stock, $0.001 par value, 30,000,000,000 shares authorized, 7,854,877,415 and 3,410,355,200 issued and outstanding, respectively.	7,854,877	3,410,355
Additional paid in capital	55,000,137	50,263,645
Accumulated deficit	(67,437,753)	(58,645,834)
Deficit attributable to Beyond Commerce, Inc stockholder	(4,581,426)	(4,971,834)
Equity attributable to noncontrolling interest	83,314	97,018
Total stockholders’ deficit	(4,498,112)	(4,874,816)

Total liabilities and stockholders’ deficit	$5,023,331	$5,369,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Revenues	$1,024,501	$983,155	$3,258,619	$3,012,754

Operating expenses
Cost of revenue	287,439	326,452	1,008,503	996,889
Selling, general and administrative	158,057	234,742	542,120	886,894
Payroll expense	619,659	640,557	2,122,789	1,897,723
Professional Fees	369,674	328,952	1,145,851	792,693
Depreciation and amortization	105,412	124,253	316,233	371,899
Total operating expenses	1,540,241	1,654,956	5,135,496	4,946,098

Loss from operations	(515,740)	(671,801)	(1,876,877)	(1,933,344)

Non-operating income (expense)
Interest expense	(189,830)	(638,720)	(456,947)	(1,542,467)
Amortization of debt discount	(26,562)	(72,113)	(79,686)	(620,764)
Derivative related expenses	-	(100,452)	(2,944,750)	(1,352,527)
Change in derivative liability	(223,676)	(6,246,363)	507,678	(5,219,055)
Loss on extinguishment of debt	(1,131,856)	-	(5,088,555)	-
Gain on forgiveness of PPP Loan	628,403	-	1,133,514	-
Total non-operating income (expense)	(943,521)	(7,057,648)	(6,928,746)	(8,734,813)

Loss from continuing operations before income tax	(1,459,261)	(7,729,449)	(8,805,623)	(10,668,157)

Income from discontinued operation, net of tax	-	-	-	350,700
Provision for income tax	-	-	-	-

Consolidated net loss	$(1,459,261)	$(7,729,449)	$(8,805,623)	$(10,317,457)

Amounts Attributable to Noncontrolling and Controlling Interest
Consolidated net income (loss) attributable to:
Noncontrolling interest	$(4,587)	$(4,410)	$(13,704)	$(31,825)
Consolidated net loss, controlling interest	$(1,454,674)	$(7,725,039)	$(8,791,919)	$(10,285,632)

Net income (loss) per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares of capital outstanding – basic and diluted	6,844,198,467	2,927,661,679	3,710,228,168	2,129,022,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE AND -MONTHS PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	2021	2020
Net (loss)	$(8,805,623)	$(10,317,457)
(Income) from discontinued operations	-	(350,700)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	263,700	190,450
Loss on derivative	2,944,750	2,238,451
Amortization of debt discount	-	620,764
Loss on extinguishment of debt	5,088,555	-
Gain on forgiveness of PPP loan	(1,133,514)	-
Interest default and accretion addition to notes payable	94,686	-
Depreciation and amortization	316,233	371,889
Change in derivative liability	(507,678)	5,219,055
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	209,972	247,256
(Increase) decrease in other current assets	39,502	(31,055)
Increase (decrease) in accounts payable	(339,358)	161,561
Increase (decrease) in payroll liabilities	(36,108)	418,869
Increase (decrease) in other current liabilities	400,510	310,834
Net cash provided by (used in) in operating activities.	(1,464,373)	(920,073)
Cash flows from investing activities :
Acquisition of property and equipment	-	(16,230)
Net cash used in investing activities	-	(16,230)
Cash flows from financing activities:
Cash receipts from note payable	775,000	527,255
Proceeds from sale of preferred stock series C	1,000,000	-
Payment on note payable	(91,316)	-
Net cash provided by (used in) financing activities	1,683,684	446,015

Net increase (decrease) in cash and cash equivalents	219,311	(490,288)

Cash and cash equivalents, beginning balance	84,262	585,339
Cash and cash equivalents, ending balance	$303,573	$95,051
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$16,924	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$943,288	$1,504,995
Stock issued for conversion of Series C preferred stock	$2,540,000	$-
Stock issued for warrant settlement	$581,097	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Series A & B Preferred Stock		Non-Controlling	Additional Paid in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Interest	Capital	Deficit	Deficit
Balance, December 31, 2019	1,495,004,678	$1,495,004	269.9999	$-	$131,250	$43,597,152	$(48,227,200)	$(3,003,794)
Common stock issued for debt conversion	132,910,000	132,910	-	-	-	-	-	132,910
Extinguishment of derivative liabilities on conversion	-	-	-	-	-	132,005	-	132,005
Net loss	-	-	-	-	(20,200)	-	(424,584)	(444,784)
Balance, March 31, 2020	1,627,914,678	$1,627,914	269.9999	$-	$111,050	$43,729,157	$(48,651,784)	$(3,183,663)
Common stock issued for debt conversion	889,766,383	889,766	-	-	-	-	-	889,766
Extinguishment of derivative liabilities on conversion	-	-	-	-	-	1,101,419	-	1,101,419
Net loss	-	-	-	-	(7,215)	-	(2,136,009)	(2,143,224)
Balance, June 30, 2020	2,517,681,061	$2,517,680	269.9999	$-	$103,835	$44,830,576	$(50,787,793)	$(3,335,702)
Common stock issued for debt conversion	482,318,939	482,320	-	-	-	-	-	482,320
Extinguishment of derivative liabilities on conversion	-	-	-	-	-	4,924,237	-	4,924,237
Stock issued for services	-	-	13	-	-	190,450	-	190,450
Net loss	-	-	-	-	(4,410)	-	(7,725,039)	(7,729,449)

Balance, September 30, 2020	3,000,000,000	$3,000,000	282.99993	$-	$99,425	$49,945,263	$(58,512,832)	$(5,468,144)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Non-Controlling	Additional Paid in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Interest	Capital	Deficit	Deficit
Balance, January 1, 2020	3,410,355,200	$3,410,355	249.9999	-	33	$-	-	$-	$97,018	$50,263,645	$(58,645,834)	$(4,874,816)
Common stock for debt conversion	943,288,342	943,288	-	-	-	-	-	-	-	-	-	943,288
Preferred stock Series C issued	-	-	-	-	-	-	10,000	10	-	999,990	-	1,000,000
Preferred Series B Issuance	-	-	-	-	3	-	-	-	-	43,950	-	43,950
Extinguishment of Debt	598,048,320	598,048	-	-	-	-	1,556,905	1,557	-	2,836,090	-	3,435,695
Extinguishment of derivative liabilities on conversion	-	-		-	-	-	-	-	-	2,958,547	-	2,958,547
Net loss	-	-	-	-	-	-	-	-	(4,936)	-	(6,290,109)	(6,295,045)
Balance, March 31, 2021	4,951,691,862	$4,951,691	249.9999	-	36	$-	1,566,905	$1,567	$92,082	$57,102,222	$(64,935,943)	$(2,788,381)
Common stock issued for Preferred Stock conversion	1,230,000,000	1,230,000	-	-	-	-	(123,000)	(123)	-	(1,229,877)	-	-
Net loss	-	-	-	-	-	-	-	-	(4,181)	-	(1,047,136)	(1,051,317)
Balance, June 30, 2021	6,181,691,862	$6,181,691	249.9999	-	36	$-	1,443,905	$1,444	$87,901	$55,872,345	$(65,983,079)	$(3,839,698)
Common stock issued for Preferred Stock conversion	1,310,000,000	1,310,000	-	-	-	-	(131,000)	(131)	-	(1,309,869)	-	-
Common stock issued for warrants	363,185,553	363,186	-	-	-	-	-	-	-	217,911	-	581,097
Preferred stock Series B issued for services	-	-	-	-	15	-	-	-	-	219,750	-	219,750
Net loss	-	-	-	-	-	-	-	-	(4,587)	-	(1,454,674)	(1,459,261)
Balance, September 30, 2021	7,854,877,415	$7,854,877	249.9999	$-	51	$-	1,312,905	$1,313	$83,314	$55,000,137	$(67,473,753)	$(4,498,112)

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

Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the periods ended September 30, 2021 and 2020 included herein include the accounts of the Company, its wholly-owned subsidiaries Service 800 Inc., Customer Centered Strategies, LLC (“CCS”), which the Company has an 80% investment interest, and PathUX and IDriveYourCar (which have both been discontinued as of April 24, 2020, see Note 4 – Discontinued Operations).

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

NOTE 2. SELECTED ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three (3) and nine (9) months ended September 30, 2021 and 2020, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019, respectively, which are included in the Company’s December 31, 2020 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 15, 2021. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) and nine (9) months ended September 30, 2021 are not necessarily indicative of results for the entire year ending December 31, 2021.

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

•	Level 1 – quoted prices in active markets for identical assets or liabilities.

•	Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

•	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

	September 30, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$-	$-	$424,048	$424,048
Total	$-	$-	$424,048	$424,048

	December 31, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$-	$-	$1,005,617	$1,005,617
Total	$-	$-	$1,005,617	$1,005,617

Derivative liability as of December 31, 2020	$1,005,617
Change in derivative liability during the period	(507,678)
Reclassed to additional paid in capital for notes converted into shares of common stock	(2,958,547)
Loss on derivative liability on conversion	2,944,750

Reclass to accrued loss contingency	(60,094)
Balance at September 30, 2021	$424,048

Management considers all of its derivative liabilities to be Level 3 liabilities.

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

September 30, 2021 Derivative Liability
Expected term	1 year
Exercise price	$0.00028
Expected volatility	198%
Expected dividends	None
Risk-free rate	0.09%

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

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the PathUX business which is presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the period ended September 30, 2020 is as follows:

2020
Total net sales	$219,867
Cost of sales	147,829
Operating, selling, general and administrative expenses	91,133
Amortization of software	134,686
Income (loss) from discontinued operations	(153,781)
Gain on sale of discontinued operations	504,481
Income tax provision	-
Discontinued operations, net of tax	350,700

As the sale was finalized shortly after close of the first quarter 2020, the current balance sheet no longer reflects these operations.

NOTE 5. SHORT- AND LONG-TERM BORROWINGS

Short-term and Long-term borrowings, consist of the following:	September 30,	December 31,
Short term debt;	2021	2020
Convertible Promissory Notes, bearing an annual interest rate of 12% secured, due 08/27/2019	$112,259	$97,259
Short-Term Note – Jean Mork Bredeson cash deficit holdback, 15%, past due	210,000	210,000
Short-Term Note – Jean Mork Bredeson purchase allocation, 15%, past due	1,409,169	1,409,169

Funding from the Payroll Protection Program, annual interest of 1%, due 04/24/2022	-	500,000
Convertible Promissory Notes, bearing an annual interest rate of 8% secured, due 08/07/2020	-	713,555

Total short-term debt	$1,731,428	$2,929,983

Long term debt;
Convertible Promissory Notes, bearing an annual interest rate of 5.0%, due 12/31/22	312,685	350,000
Funding from the SBA Program, annual interest of 3.75%, due 03/30/2051	150,000	-
Promissory Note – Jean Mork Bredeson, interest rate 5.5%, due 2/28/2022	2,100,000	2,100,000
Senior Secured Redeemable Debenture, bearing an annual interest rate of 16%, due 12/31/2021, long term	826,547	826,547
Total short-term and long-term borrowings, before debt discount	5,120,660	6,206,530
Less debt discount	(44,281)	(123,967)
Total short-term and long-term borrowings, net	$5,076,379	$6,082,563
Short-term and Long-term borrowings, consist of the following:
Short-term borrowings – net of discount	$1,731,428	$2,929,983
Long-term borrowings – net of discount	3,344,951	3,152,580
Total Short-Term and long term borrowings – net of discount	$5,076,379	$6,082,563

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

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 27, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 27, 2018, in the amount of $250,000. The lender was Auctus Fund LLC. The notes have a maturity of August 27, 2019 and interest rate of 12% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. Additionally, if the stock price falls below par value, additional shares will be issued at the lower conversion rate so that stocks continue to be issued at par value. The note may be prepaid but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company is currently negotiating an extension with the noteholder as it is currently past due. As a result of a default provision, the interest rate has increased to 24% and additional principal was added in the amount of $15,000. This note has been reduced by the issuance of 1,092,829,802 shares of stock during the years 2019 and 2020. As of September 30, 2021, the outstanding balance is $112,259.

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

As a component of the Service 800 transaction, in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson, a $210,000 amount was to be withheld until May 30, 2019 and continues to be outstanding. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson, this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $1,409,169 as of December 31, 2020 and September 30, 2021 respectively. Although holdbacks did not initially include interest obligations, we agreed to begin accruing interest at 10% in September 2019, and then 15% in October 2019 if we passed an agreed repayment date.

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

The Initial Debenture, and any future debentures that may be purchased by Buyer pursuant to the Securities Purchase Agreement (the “Additional Debentures”), is secured through an unconditional and continuing security interest in all of the assets and properties, including after acquired assets, of the Company and each of its subsidiaries, which are acting as guarantors with respect to the Company’s obligations under the Initial Debenture and any Additional Debentures, pursuant to that certain Security Agreement, dated December 31, 2019, entered into by the Company and TCA Beyond Commerce in favor of the Buyer (the “Security Agreement”). In addition, Geordan Pursglove, the Company’s CEO, delivered a personal guaranty with respect to the Company’s obligations under the Securities Purchase Agreement. The maturity date on this security is December 31, 2021. During the year ended December 31, 2020 the Company paid $73,453 to reduce the loan balance.

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TCA Beyond Commerce entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”), whereby TCA Beyond Commerce acquired 100% of the authorized and issued membership interests of CCS from its sole member (the “CCS Seller”). TCA Beyond Commerce acquired the membership interests for a purchase price of $525,000 (the “CCS Purchase Price”), with $175,000 paid in cash at closing and the remaining $350,000 to be paid through TCA Beyond Commerce’s issuance of a convertible promissory note with an original principal of $350,000 and a conversion feature that provides the CCS Seller with the right to convert outstanding principal and accrued interest into shares of the Company’s common stock at a price based on the 10-day trailing average price of the Company’s stock. The cash maturity date is December 31, 2022. $175,000 is to be paid in cash, with the remaining $175,000 to be repaid through conversion, unless a larger conversion is requested by the noteholder. During the nine months of 2021, payments of principal and accrued interest totaling $46,065 were made reducing the principal balance outstanding to $312,684.

On April 24, 2020, the Company through its Service 800 Inc. subsidiary received $500,000 in funding in conjunction with a promissory note under the Payroll Protection Program is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). After sixty (60) days from the date the Loan is funded, but not more than twenty-four (24) weeks from the date the Loan is funded, Borrower shall apply to Bank for loan forgiveness. If the SBA confirms full and complete forgiveness of the unpaid balance of the Loan, and reimburses Bank for the total outstanding balance, principal and interest, Borrower’s obligations under the Loan will be deemed fully satisfied and paid in full. If the SBA does not confirm forgiveness of the Loan, or only partly confirms forgiveness of the Loan, or Borrower fails to apply for loan forgiveness, Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest, and in such case, Bank will establish the terms for repayment of the Loan Balance in a separate documentation to be provided to Borrower, which letter will set forth the Loan Balance, the amount of each monthly payment, the interest rate (not in excess of a fixed rate of one per cent (1.00% per annum), the term of the Loan, and the maturity date of two (2) years from the funding date of the Loan. No principal or interest payments will be due prior to the end of the Deferment Period. Because we anticipate the note being forgiven within the next year it is classified as short term. On April 19, 2021 the loan was forgiven by the SBA.

On February 8, 2021, the Company through its Service 800 Inc. subsidiary, received $625,000 in funding in conjunction with a promissory note under the Payroll Protection Program is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). After sixty (60) days from the date the Loan is funded, but not more than twenty-four (24) weeks from the date the Loan is funded, Borrower shall apply to Bank for loan forgiveness. If the SBA confirms full and complete forgiveness of the unpaid balance of the Loan, and reimburses the Bank for the total outstanding balance, principal and interest, Borrower’s obligations under the Loan will be deemed fully satisfied and paid in full. If the SBA does not confirm forgiveness of the Loan, or only partly confirms forgiveness of the Loan, or Borrower fails to apply for loan forgiveness, Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest, and in such case, Bank will establish the terms for repayment of the Loan Balance in a separate documentation to be provided to Borrower, which letter will set forth the Loan Balance, the amount of each monthly payment, the interest rate (not in excess of a fixed rate of one per cent (1.00% per annum), the term of the Loan, and the maturity date of two (2) years from the funding date of the Loan. No principal or interest payments will be due prior to the end of the Deferment Period. Because we anticipate the note being forgiven within the next year it is classified as short term. On August 16, 2021 the loan was forgiven by the SBA.

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 30, 2021 the Company through its Service 800 Inc. subsidiary, received $150,000 in funding in conjunction with a promissory note under the SBA Loan Program. Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest. This loan is a 30-year term note, bearing 3.75% interest due March 30, 2051. Installment payments, including principal and interest, of $731 monthly, will begin twelve (12) months from the date of the promissory note.

NOTE 6. COMMON STOCK AND PREFERRED STOCK

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

On August 20, 2021, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment effecting the amendment and restatement of its Articles of Incorporation (the “Amended and Restated Articles”). The Amended and Restated Articles reflected amendments that effected the increase of the number of shares of common stock that the Company is authorized to issue to thirty billion (30,000,000,000).

Common Stock

As of September 30, 2021, our authorized capital stock consisted of 30,000,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended, September 30, 2021, the Company issued 1,541,336,662 shares valued at $1,541,337 for the conversion of certain debt and accrued interest into shares of our stock and extinguishment of debt. Additionally, the Company has issued 2,540,000,000 shares valued at $2,540,000 for the conversion of Series C Preferred Stock, and issued 363,185,553 shares valued at $581,097 for settlement of a warrant dispute ( see note 7).

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

Preferred Stock

In March 2021, we approved authorization to issue up to 60,000,400 shares of preferred stock, which are designated Series A, B, C and undesignated Preferred Stock. As of November 14, 2021, we have 249.9999 shares of Series A Preferred Stock issued and outstanding.

We have designated 250 shares of Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A Preferred Stock”).

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the third quarter, Mr. Pursglove was issued nine (9) shares of Series B Preferred and Peter Stazzone was issued six (6) shares of Series B Preferred. The value of the August 18, 2021 transaction is $219,750.

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

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2021, the Company issued 1,566,905 shares of Series C Preferred, valued at $3,837,647. This was part of a settlement the Company reached with Discover to redeem the secured redeemable convertible debenture dated August 7, 2018. The valuation was derived from a loss on extinguishment of debt of $3,435,695 that represents the fair value of debt forgiveness, less the issuance of 598,048,320 common stock shares valued at par of $0.001, plus cash proceeds to the Company of $1,000,000 from the SPA that the Company entered into. During the second quarter of 2021, 123,000 shares of Series C Convertible Preferred Stock were converted to 1,230,000,000 shares of common stock.

On July 7, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On July 22, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On August 5, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On August 20, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On September 14, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On September 22, 2021, 29,000 shares of Series C Convertible Preferred Stock were converted to 290,000,000 shares of common stock.

On September 29, 2021, 22,000 shares of Series C Convertible Preferred Stock were converted to 220,000,000 shares of common stock.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Matters

A complaint against the Company, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company's acquisition of Service 800, seeking in excess of $1.6 million in damages. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800. Answers and Affirmative and Additional Defenses to Third Party Claims were filed by Ms. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and, on April 24, 2020, Ms. Bredeson filed a Motion to Dismiss. The Court denied in full Ms. Bredeson’s motion to dismiss or for a more definite statement. Subsequently, using a wholly owned entity she controls, Ms. Bredeson filed another matter, captioned Green Valley Associates Inc. vs Service 800 Inc., 27-CV-20-13800. Although Ms. Bredeson is seeking to have the matters handled by separate judges, the Company is seeking consolidation of the two matters before Judge Klein, the judge who denied Ms. Bredeson's motion to dismiss. Ms. Bredeson also has since filed, and then withdrawn, other motions, without allowing them to reach Judge Klein. The discovery process remains ongoing, and we expect the matter will continue for another six months before substantive motions can be filed. An early attempt at mediation was unsuccessful, but another attempt at the end of discovery may be more fruitful. In the interim, the Company is continuing to vigorously defend itself against this lawsuit.

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

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. No accrual has been made in the above matter as the determination is that a loss is not probable as of September 30, 2021 nor can a loss be reasonably estimated.

A complaint against the Company, dated June 9, 2021, has been filed in Salt Lake County, Utah, by Iliad Research and Trading, L.P. (“Iliad”), a former noteholder, that claims a Notice of Exercise of Warrant was delivered and the Company failed to timely deliver the Warrant shares. The shares to be issued are based on a $32,500 warrant principal that is exercisable based on the lesser of $0.15, or the average of the three lowest closing bid prices in the prior 20 trading days multiplied by a 45% discount. Iliad is seeking in excess of $1.4 million in damages. The Company and Iliad reached a Settlement Agreement and on August 20, 2021 the Company issued 363,185,553 shares of Common Stock to Iliad.

A complaint against the Company, dated July 29, 2021, has been filed in the United States District Court of Nevada, by Discover Growth Fund, LLC, (“Discover”), a current stockholder, for claims related to the issuance of shares of Series C Preferred Stock to Discover during the first quarter of 2021. On August 20, 2021, the Company and Discover reached a Settlement Agreement whereby the Company will issue 72,638 shares of Preferred Series C stock to Discover. This Settlement Agreement is conditioned upon obtaining a court order approving the settlement between the parties. The court has scheduled a hearing for the approval on November 19, 2021.

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. An accrual of a loss contingency has been made in the above matter as the determination is that a loss is probable as of September 30, 2021 and the loss is reasonably estimated to be $871,656.

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

NOTE 8. RELATED PARTIES

During the first quarter, Mr. Pursglove received three (3) shares of Series B Preferred stock valued at $43,950. During the third quarter, Mr. Pursglove was issued an additional nine (9) shares of Series B Preferred and then Chief Financial Officer, Peter Stazzone, was issued six (6) shares of Series B Preferred. The value of the August 18, 2021 transaction is $219,750. The fair value of these shares was estimated based on a third-party valuation report and were issued to maintain voting control.

On May 8, 2019, the Company issued a short-term convertible note payable for $54,000 to a member of the Board of Directors. The note had a sixty-day term which was due on July 8, 2019 and bears interest at a rate of 15% per annum. The principal amount due of $54,000 was paid on May 26, 2021.

On July 19, 2021, the Company issued a convertible promissory note (the “Note”) in favor of Geordan G. Pursglove, the Company’s Chairman and Chief Executive Officer, in the principal amount of $1,500,000, in satisfaction of Mr. Pursglove’s accrued salary owing of $1,239,800 and $260,200 for loss on settlement. The Note accrues interest at 2% per annum, with the principal and interest payments due in twelve equal monthly installments. At the holder’s election, the Note is convertible into shares of the Company’s common stock, at a price per share equal to 100% of the average closing price of the Company's common stock for the five trading days immediately preceding the date of such conversion (the “Conversion Price”). The cash maturity date is July 19, 2022.

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

Convertible debt that is convertible into 1,692,290,991 and 2,361,446,290 shares of the Company’s common stock are not included in the computation, along with 249,999,900 and 249,999,900 of the Company’s Preferred Series A stock after conversion, as well as 13,129,050,000 and zero shares of the Company’s Preferred Series C stock after conversion for the periods ended September 30, 2021 and December 31, 2020, respectively. Additionally, there are 16,666,667 and 16,666,667 warrants that are exercisable into shares of stock as of September 30, 2021 and December 31, 2020, respectively. As warrants are exercisable above the current market rate, they would be excluded from any dilutive share calculations.

BEYOND COMMERCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three and nine - month periods ended September 30, 2021 and 2020:

	Nine-month period ended September 30,		Three-month period ended September 30,
	2021	2020	2021	2020
Loss from continuing operations	$(8,791,919)	$(10,668,157)	$(1,454,674)	$(7,729,449)
Income from discontinued operations	-	350,700	-	-
Consolidated net loss	$(8,791,919)	(10,317,457)	$(1,454,674)	$(7,729,449)
Weighted average shares used for diluted earnings per share	3,710,228,168	2,129,022,445	6,844,198,467	2,927,661,679
Incremental Diluted Shares	- *	- *	- *	- *
Weighted Average shares used for diluted earnings per share	3,710,228,168	2,129,022,445	6,844,198,467	2,927,661,679
Net income (loss) per share:
Basic and Diluted: continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Basic and Diluted: discontinued operations	$-	$0.00	$-	$-
Total Basic and Diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

* The shares associated with convertible debt, preferred stock, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per common share).

NOTE 10. SUBSEQUENT EVENTS

On October 5, 2021, 22,000 shares of Series C Convertible Preferred Stock were converted to 220,000,000 shares of common stock.

On October 8, 2021, 22,000 shares of Series C Convertible Preferred Stock were converted to 220,000,000 shares of common stock.

On October 13, 2021, 23,000 shares of Series C Convertible Preferred Stock were converted to 230,000,000 shares of common stock.

On October 15, 2021, 24,000 shares of Series C Convertible Preferred Stock were converted to 240,000,000 shares of common stock.

On October 18, 2021, 46,000 shares of Series C Convertible Preferred Stock were converted to 460,000,000 shares of common stock.

On October 19, 2021, 48,400 shares of Series C Convertible Preferred Stock were converted to 484,000,000 shares of common stock.

On October 20, 2021, 50,990 shares of Series C Convertible Preferred Stock were converted to 509,900,000 shares of common stock.

On October 29, 2021, 53,670 shares of Series C Convertible Preferred Stock were converted to 536,700,000 shares of common stock.

On November 11, 2021, 45,969 shares of Series C Convertible Preferred Stock were converted to 459,690,000 shares of common stock.

A complaint against the Company, dated July 29, 2021, has been filed in the United States District Court of Nevada, by Discover Growth Fund, LLC. (“Discover”), a current stockholder for claims related to the issuance of shares of Series C Preferred Stock to Discover during the first quarter of 2021. On August 20, 2021, the Company and Discover reached a Settlement Agreement whereby the Company will issue 72,638 shares of Preferred Series C stock to Discover. This Settlement Agreement is conditioned upon obtaining a court order approving the settlement between the parties. The court has scheduled a hearing for the approval on November 19, 2021.

On October 25, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Discover Growth Fund, LLC. (“Discover”), a current stockholder, for cash proceeds of $1,000,000 for the purchase of 10,000 shares of Series C Convertible Preferred Stock that are convertible into 100,000,000 shares of the Company’s common stock at the fixed conversion price of $0.01 per share.

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

RESULTS OF OPERATIONS

Through our Service 800 Inc. subsidiary, many of our clients, such as GE Healthcare, Audiology System, Inc., 3M Healthcare, Johnson & Johnson Vision Care, Albany Molecular Research Inc., Sakura Finetek, Abbott Diagnostics, Biosense Webster, a Johnson & Johnson Company and Medtronic to name a few took the time during the pandemic to begin strategic planning with Service 800 to grow their business with the Company through renewals, expansion, and developing better ways to grow our programs with each and every one of them for the future. This select market segment continues to be a major source of revenue for the Company as we expand our services within this business segment. Renewals have been strong during the last nine months, and we anticipate revenue getting back in line with exceeding our expectations as we progress further into the year. All renewals that have taken place are on a minimum of a one to two-year term with an auto renewal taking place when the contract expires. The pandemic helped our customers recognize the value that Service 800 brings to its clients in the form of providing valuable information to not only help their growth within their own companies, but also help them be better providers to their customers as well. We continue to look forward to growth into each division of these companies and expansion to exceed expectations that have been set. We value these customers and seek to achieve positive growth we have set for the remainder of the year and moving onwards for future years to come.

For the Three months Months ended Ended September 30, 2021 and September 30, 2020.

Revenue

Revenue generated for the three months ended September 30, 2021 was $1,024,501 compared to $983,155 from the comparable three-month period in 2020.

Operating Expenses

For three months ended September 30, 2021, operating expenses were $1,540,241 and for the three months ended September 30, 2020, operating expenses were $1,654,956. This decrease is in part attributable to a reduction in payroll expense of $20,898 due to Service 800 increasing the organization structure and changing the mix of employees, an offsetting increase in professional fees of $40,722, a decrease in general and administrative costs of $76,685, a decrease in cost of revenue of $39,013 and a decrease in depreciation and amortization expense of $18,841 during the three months ended September 30, 2021 compared to the same period ending September 30, 2020.

Non-Operating Income (Expense)

The Company reported non-operating income expense of $943,521 for the three months ended September 30, 2021, as compared to $7,057,648 for the three months ended September 30, 2020, attributable principally to the reduction in derivative liability related expenses of $6,123,139 offset in part by a loss on extinguishment of debt of $1,131,856. There were increases of $628,403 due to the gain on forgiveness of Paycheck Protection Program loans and a decrease in interest expense of $448,890.

Net Income (loss)

For three months ended September 30, 2021, the Company incurred a net loss of $1,459,261 as compared to a net loss of $7,729,449 for the three months ended September 30, 2020, which was primarily due to the reduction in derivative related expenses.

For the Nine Months Ended September 30, 2021 and September 30, 2020.

Revenue

Revenue generated for the nine months ended September 30, 2021 was $3,258,619 compared to $3,012,754 for the comparable nine-month period in 2020 nine months ended September 30, 2020.

Operating Expenses

For the nine months ended September 30, 2021, operating expenses were $5,135,496 and for the nine months ended September 30, 2020, operating expenses were $4,946,098. This increase is in part attributable to an increase in payroll expenses of $225,066 from $1,897,723 to $2,122,789 for the nine months ended September 30, 2020 and 2021, respectively, due to the Service 800 increasing the organizational structure and changing the mix of employees. Cost of revenue increased slightly by $11,614, and professional fees increased by $353,158. General and administrative expenses decreased by $344,774 due to continued efforts to reduce overhead expenses, and depreciation and amortization expense decreased by $55,666.

Non-Operating Income (Expense)

The Company reported non-operating expense of $6,928,746 for the nine months ended September 30, 2021, as compared to $8,734,813 for the nine months ended September 30, 2020, a decrease of $1,806,067 attributable in part to a decrease in derivative related expenses of $4,134,510, a reduction in the amortization of debt discount of $541,078, a decrease in interest expense of $1,085,520 due to settlements and debt forgiveness of the Payroll Protection Program loans of $1,133,514. The Company incurred a loss on the extinguishment of debt in the amount of $5,088,555 recognized during the nine months ended September 30, 2021.

Net Income (loss)

For nine months ended September 30, 2021, the Company incurred a net loss of $8,805,623 as compared to a net loss of $10,317,457 for nine months end September 30, 2020, which was primarily due to the reduction in changes to the derivative liability and derivative related expenses, interest expense and debt forgiveness during the current period ended September 30, 2021 compared to the prior year comparative period. The reduction was offset in part by a loss on the extinguishment of debt.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve (12) months.

Going Concern

There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2021, we had an accumulated deficit of $67,437,753 and a working capital deficit of $4,870,536. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue relying upon the issuance of debt and equity securities to finance our operations. In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing. However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital, that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $1,274,772 and $1,276,871 as of September 30, 2021 and December 31, 2020, respectively. Current assets would consist primarily of cash and accounts receivable. The Company had a $67,437,753 accumulated deficit on its balance sheet as of September 30, 2021.

We had total current liabilities of $6,145,308 and $7,025,541 as of September 30, 2021 and December 31, 2020, respectively. Current liabilities consisted primarily of the derivative liability, accounts payable, accrued payroll and payroll taxes, related party debt, conventional and convertible debt, lease liability, accrued loss contingency, and accrued interest. In the current nine months there were increases in accrued interest of $192,761, in accrued loss contingency of $871,656 related to litigation and in convertible notes short-term to a related party of $1,446,000. There were decreases in accounts payable of $339,354, accrued payroll and payroll liabilities of $1,275,908 due to the exchange of accrued payroll by an officer to a convertible note, and in short term borrowings of $1,198,555. A change in the value of derivative liability corresponding to an existing note decreased by $581,569.

We had a working capital deficit of $4,870,536 and $5,748,670 as of September 30, 2021 and December 31, 2020, respectively.

Cash Flow from Operating Activities

For the nine months ended September 30, 2021 and 2020, cash used in operating activities was $1,464,373 and $920,073 respectively. This increase of cash used is attributable to the reduction in accounts payable and payroll related liabilities offset in part by noncash transactions relating to stock issuances, conversations and depreciation expense.

Cash Flow from Investing Activities

For the nine months ended September 30, 2021 and 2020, cash used in investing activities was $0 and $16,230, respectively.

Cash Flow from Financing Activities

For the nine months ended September 30, 2021 and 2020, cash provided by financing activities was $1,683,684 and $446,015, respectively mainly attributable to proceeds from the sale of preferred stock of $1,000,000, proceeds from SBA loan of $150,000, and proceeds from a Payroll Protection Program loan of $625,000 during the nine months ended September 30, 2021.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, describes the critical accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the nine months ended September 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls were not effective.

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

A complaint against the Company, dated July 29, 2021, has been filed in the United States District Court of Nevada, by Discover Growth Fund, LLC. (“Discover”), a current stockholder for claims related to the issuance of shares of Series C Preferred Stock to Discover during the first quarter of 2021. On August 20, 2021, the Company and Discover reached a Settlement Agreement whereby the Company will issue 72,638 shares of Preferred Series C stock to Discover. This Settlement Agreement is conditioned upon obtaining a court order approving the settlement between the parties. The court has scheduled a hearing for the approval on November 19, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On July 7, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On July 22, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On August 05, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On August 20, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On September 14, 2021, 16,000 shares of Series C Convertible Preferred Stock were converted to 160,000,000 shares of common stock.

On September 22, 2021, 29,000 shares of Series C Convertible Preferred Stock were converted to 290,000,000 shares of common stock.

On September 29, 2021, 22,000 shares of Series C Convertible Preferred Stock were converted to 220,000,000 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

A Convertible Promissory Note, bearing an annual interest rate of 12% secured, due 08/27/2019August 27, 2019 remains outstanding and is in default. There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any other indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

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

Beyond Commerce, Inc.

November 12, 2021	By:	/s/ Geordan Pursglove
Geordan Pursglove, President/CEO and Director (Principal Executive Officer)

