Form 10-K
period 2021-12-31
Beyond Commerce, Inc.
filed 2022-03-31
CIK 1386049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

As of March 22, 2022, there were 15,441,610,289 shares of the registrant’s common stock outstanding.

As of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock, par value $0.001 per share held by non-affiliates of the registrant was approximately $9,890,706 based on $0.0016, the closing price of the registrant’s common stock on that date.

BEYOND COMMERCE, INC.

FORM 10-K FOR THE YEAR ENDED

December 31, 2021

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and the other documents referred to and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Beyond Commerce, Inc. (the “Company”) cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by the Company or any other person that the Company will achieve its objectives and plans in any specified timeframe, or at all.

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company disclaims any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

PART I

ITEM 1. BUSINESS

Beyond Commerce, Inc. was formed as a Nevada corporation on January 12, 2006.

We are focused on business combinations of “big data” companies in global B2B internet marketing analytics, technologies and services. The Company’s objective is to develop and deploy disruptive strategic software technology that will build on organic growth potential and to exploit cross-selling opportunities. We plan to offer a cohesive global digital product and services platform to provide clients with a single point of contact for their big data, marketing and related sales initiatives. We believe our business model will ensure that information will remain secure and private, as necessitated by the current market climate.

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

The Company currently owns and operates a data company and is actively seeking acquisition opportunities in high growth sectors such as psychedelics, cryptocurrency, ESports and Logistics among others. The Company’s strategy is to identify companies in the early stages of development or growth, acquire them and provide these companies capital in order to accelerate their development and growth with the intention to ultimately sell these companies

Corporate History and Background

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

On April 27, 2017, the Company held a Special Meeting of Stockholders where the stockholders approved and ratified, among other things: (i) the reinstatement of Beyond Commerce with the Secretary of State of the State of Nevada and the appointment of Mr. George Pursglove as sole director; and (ii) the exchange of a portion of the July Judgment against Beyond Commerce into shares of common stock of the Company

On May 1, 2017, the Company issued Mr. George Pursglove 1,556,632 shares of common stock, par value $0.001 per share, reducing the July Judgment by $12,453. On the same date, the Company authorized the designation of its “blank check” preferred stock, par value $0.001 per share, as Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

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

Recent Developments

Stock Purchase Agreement

On October 25, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) with one investor to purchase 10,000 shares of the Company’s Series C Convertible Preferred Stock, convertible into a total of 100,000,000 shares of the Company’s common stock, par value $0.001, for a purchase price of $1,000,000. The SPA contains standards representation, warranties and covenants made by each party in the SPA.

A complaint against the Company, dated July 29, 2021, has been filed in the United States District Court of Nevada, by Discover Growth Fund, LLC. (“Discover”), a current stockholder for claims related to the issuance of shares of Series C Preferred Stock to Discover during the first quarter of 2021. On August 20, 2021, the Company and Discover reached a Settlement Agreement whereby the Company will issue 72,638 shares of Preferred Series C stock to Discover. This Settlement Agreement is conditioned upon obtaining a court order approving the settlement between the parties. The court approved the Settlement Agreement on November 17, 2021 and 72,638 shares of Preferred Series C stock were issued to Discover.

Investment

On November 23, 2021, the Company entered into a simple agreement for future equity (the “SAFE”) with Cityfreighter, Inc. (“Cityfreighter”), pursuant to which the Company invested $250,000 (the “Purchase Amount”). Cityfreighter is a California based developer of electric low-floor trucks for the last mile delivery industry. Beyond Commerce received customary representations and warranties from Cityfreighter. The SAFE provides the Company with the right to either (a) future equity in Cityfreighter when it completes an Equity Financing (as defined below), or (b) future equity in Cityfreighter or cash proceeds if there is a liquidity or dissolution event.

On December 2, 2021 the Company executed a binding Letter of Intent (“LOI”) with Elettricars (of Italy) to attain the exclusive U.S. rights to its low-speed electric vehicle (“LSEV”). Elettricars is focused on manufacturing and commercializing a low-speed electric vehicle (“LSEV”), a 4-wheeled motor vehicle, not an ATV, with a top speed of 25 mph and weighs less than 3,000 lbs. The Company paid Elettricars an initial payment in the amount of $50,000 in connection with the execution of a Definitive Agreement, which is being held in escrow. If the closing has not occurred prior to the termination date in the Definitive Agreement, Elettricars shall return the payment.

Business Overview and Strategy

We plan to focus on the acquisition of “big data” companies in the Business-to-Business (“B2B”) Internet Marketing Technology and Services (“IMT&S”) market and the Information Management (“IM”) market.

Market Dynamics IMT&S Segment

Market Opportunity: the B2B IMT&S industry is a highly fragmented $345.5 billion global market, with $195 billion derived from the United States, according to the December 2017 Magna Advertising Forecasts Winter Update.

•	INTEGRATED SEARCH: Data from IBISWorld Search Engines - US Market Research Report, November 2017, indicates that the revenue for this sector was approximately $60 billion last year following five years of 8.8% average growth.

•	MARKET RESEARCH: this global industry segment generated $44.5 billion in revenues last year, as reported from data derived from Statista Business Services - Market Research Industry -- Statistics.

•	BUSINESS BIG DATA ANALYTICS: Industry wide revenues were $122 billion in 2015 with projected revenues reaching $187 Billion by 2019 according to InformationWeek’s Big Data.

•	INTERNET PUBLISHING AND BROADCASTING: $119 billion in revenues were generated last year following annual growth of 14.8% over the previous five years, as shown by data provided by IBISWorld Search Engines - US Market Research Report, November 2017.

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

Our proposed BPM solutions will include 260 Process Suite and 260 Process Suite Solutions.

•	260 Process Suite will place businesses in direct control of its processes and fosters alignment between business and Information Technology (IT), resulting in tangible benefits for both. Our Process Suite will provide a single platform that can be accessed simply through a web browser and is built from the ground up to be truly multi-tenant and support all of the deployment models required for on-premise, private or public clouds.

•	260 Process Suite Solutions will be packaged applications built on the Process Suite and address specific business problems. For some of these solutions, we plan to include several applications, including Contract Management, Cloud Brokerage Services, Digital Media Supply Chain, and the Enterprise App Store.

Customer Feedback Management (CFM)

We believe our planned CFM solutions will generate improved time-to-market by giving customers, employees, and channel partners personalized and engaging experiences.

We intend our proposed CFM solutions will include:

•	Web Content Management, which we believe will provide software for authoring, maintaining, and administering websites designed to offer a “visitor experience” that integrates content from internal and external sources.

•	Digital Asset Management, which we believe will provide a set of content management services for browsing, searching, viewing, assembling, and delivering rich media content such as images, audio and video.

•	Customer Communications Management Software, which we believe will make it possible for organizations to process and deliver highly personalized documents in paper or electronic format rather than a “one message fits all” approach.

•	Social Software, which we believe will help companies “socialize” their web presence by adding blogs, wikis, ratings and reviews, and build communities for public websites and employee intranets.

•	Portal, which we believe will enable organizations to aggregate, integrate and personalize corporate information and applications and provide a central, contextualized, and personalized view of information for executives, departments, partners, and customers.

Customer Experience (“CX”)

We believe our planned CX solutions will help customers organize and visualize all relevant content to enable business users to quickly locate information in order to make better-informed decisions based on timely, contextualized information.

Our proposed CX solutions shall include:

•	Search, which we plan to address information security and productivity requirements by securely indexing all information for fast retrieval and real-time monitoring.

•	Smart Navigation, which we plan to help improve the end-user experience of websites by enabling intuitive visual exploration of site content through contextual navigation.

•	Auto-Classification, which we plan to help improve the quality of information governance through intelligent metadata extraction and accurate classification of information.

•	CX Silos, which we believe will make it possible for organizations to deal with the issue of so-called “information silos” resulting from, for instance, numerous disconnected information sources across the enterprise. Using a framework of adapters, an information access platform allows organizations to consolidate, decommission, archive and migrate content from virtually any system or information repository.

Business Network (BN)

Our proposed BN solution will be a set of offerings that facilitate efficient, secure, and compliant exchange of information inside and outside the enterprise.

Our proposed BN solutions will include:

•	Business-to-Business (B2B) Integration services that help optimize the reliability, reach, and cost efficiency of an enterprise’s electronic supply chain while reducing costs, infrastructure and overhead.

•	Secure Messaging helps to share and synchronize files across an organization, across teams and with business partners, while leveraging the latest smartphones and tablets to provide information on the go without sacrificing information governance or security.

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

Our planned BYOC Analytics solutions include:

•	Embedded Reporting and Visualization which will be used to embed reports and visualizations of data in an array of applications, including the BYOC EIM Suites and many third-party data sources.

•	Big Data Analysis is the analysis of large sets of information from databases, files, Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) systems and a variety of other sources. Our planned modeling and predictive algorithms may be applied to this data using BYOC solutions to extract meaningful insight or predictive models to solve customer problems or help with operational insight.

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

During 2021, payments of principal and accrued interest totaling $46,065 were made reducing the principal balance outstanding to $312,684. On November 18, 2021 the Company and the sole member of CCS reached a Settlement Agreement whereby the Company paid $100,000 to pay off, cancel and extinguish the convertible promissory note and any other remaining obligations. A $234,667 gain on extinguishment of debt was realized by the Company.

On April 24, 2020, the Company through its Service 800 Inc. subsidiary, received $500,000 in funding in conjunction with a promissory note under the Payroll Protection Program is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). After sixty (60) days from the date the Loan is funded, but not more than twenty-four (24) weeks from the date the Loan is funded, Borrower shall apply to Bank for loan forgiveness. If the SBA confirms full and complete forgiveness of the unpaid balance of the Loan, and reimburses Bank for the total outstanding balance, principal and interest, Borrower’s obligations under the Loan will be deemed fully satisfied and paid in full. If the SBA does not confirm forgiveness of the Loan, or only partly confirms forgiveness of the Loan, or Borrower fails to apply for loan forgiveness, Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest, and in such case, Bank will establish the terms for repayment of the Loan Balance in a separate documentation to be provided to Borrower, which letter will set forth the Loan Balance, the amount of each monthly payment, the interest rate (not in excess of a fixed rate of one per cent (1.00% per annum), the term of the Loan, and the maturity date of two (2) years from the funding date of the Loan. No principal or interest payments will be due prior to the end of the Deferment Period. On April 19,2021 the loan was forgiven by the SBA.

On February 8, 2021, the Company through its Service 800 Inc. subsidiary, received $625,000 in funding in conjunction with a promissory note under the Payroll Protection Program is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). After sixty (60) days from the date the Loan is funded, but not more than twenty-four (24) weeks from the date the Loan is funded, Borrower shall apply to Bank for loan forgiveness. If the SBA confirms full and complete forgiveness of the unpaid balance of the Loan, and reimburses the Bank for the total outstanding balance, principal and interest, Borrower’s obligations under the Loan will be deemed fully satisfied and paid in full. If the SBA does not confirm forgiveness of the Loan, or only partly confirms forgiveness of the Loan, or Borrower fails to apply for loan forgiveness, Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest, and in such case, Bank will establish the terms for repayment of the Loan Balance in a separate documentation to be provided to Borrower, which letter will set forth the Loan Balance, the amount of each monthly payment, the interest rate (not in excess of a fixed rate of one per cent (1.00% per annum), the term of the Loan, and the maturity date of two (2) years from the funding date of the Loan. No principal or interest payments will be due prior to the end of the Deferment Period. On August 16, 2021 the loan was forgiven by the SBA.

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

On October 25, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) with one investor to purchase 10,000 shares of the Company’s Series C Convertible Preferred Stock, convertible into a total of 100,000,000 shares of the Company’s common stock, par value $0.001, for a purchase price of $1,000,000. The SPA contains standards representation, warranties and covenants made by each party in the SPA.

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

Professional Service and Other

We plan to provide consulting and learning services to customers and generally these services will relate to the implementation, training and integration of our licensed product offerings into the customer’s systems.

We believe our planned consulting services will help customers build solutions that will enable them to leverage their investments in our technology and in existing enterprise systems. Implementation of these services will range from simple modifications to meet specific departmental needs to enterprise applications that will integrate with multiple existing systems.

We plan to have our learning services advisors analyze our future customers’ education and training needs, focusing on key learning outcomes and timelines, with a view to creating an appropriate education plan for the employees of our customers who work with our products. We plan to design flexible education plans that can be applied to any phase of implementation: pilot, roll-out, upgrade or refresher. Our learning services will employ a blended approach by combining mentoring, instructor-led courses, webinars, eLearning and potentially, focused workshops.

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

On December 31, 2019 TCA Beyond Commerce, a joint venture which is 80% owned by Beyond Commerce, Inc., entered into a Membership Interest Purchase, whereby TCA Beyond Commerce acquired 100% of the authorized and issued membership interests of CCS from its sole member. TCA Beyond Commerce acquired the membership interests for a purchase price of $525,000 (the “CCS Purchase Price”), with $175,000 to be paid in cash and the remaining $350,000 to be paid through TCA Beyond Commerce’s issuance of a convertible promissory note with an original principal of $350,000 and a conversion feature that provides the CCS with the right to convert outstanding principal and accrued interest into shares of the Company’s common stock at a price based on the 10-day trailing average price of the Company’s stock. On November 18,2021 the Company and the sole member of CCS reached a Settlement Agreement whereby the Company paid $100,000 to pay off, cancel and extinguish the convertible promissory note and any other remaining obligations. A $234,667 gain on extinguishment of debt was realized by the Company.

In addition to the CCS purchase price, CCS and Service 800, Inc., entered into an employment agreement whereby the CCS will be employed by Service 800 as Vice President of Operations and Technologies for a period of nine months. The Vice President of Operation resigned in June 2021.

On November 23, 2021, the Company entered into a simple agreement for future equity (the “SAFE”) with Cityfreighter, Inc. (“Cityfreighter”), pursuant to which the Company invested $250,000 (the “Purchase Amount”). Cityfreighter is a California based developer of electric low-floor trucks for the last mile delivery industry. Beyond Commerce received customary representations and warranties from Cityfreighter. The SAFE provides the Company with the right to either (a) future equity in Cityfreighter when it completes an Equity Financing (as defined below), or (b) future equity in Cityfreighter or cash proceeds if there is a liquidity or dissolution event.

On December 2, 2021 the Company executed a binding Letter of Intent (“LOI”) with Eletticars (of Italy) to attain the exclusive U.S. rights to its low-speed electric vehicle (“LSEV”). Eletticars is focused on manufacturing and commercializing a low-speed electric vehicle (“LSEV”), a 4-wheeled motor vehicle, not an ATV, with a top speed of 25 mph and weighs less than 3,000 lbs. The Company paid Elettricars an initial payment in the amount of $50,000 in connection with the execution of a Definitive Agreement, which is being held in escrow. If the closing has not occurred prior to the termination date in the Definitive Agreement, Elettricars shall return the payment.

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

Sales

We plan to use a direct sales approach that includes inside sales teams and field sales teams. Our planned inside sales team, will be based in regional sales hubs when fully implemented, qualifies and manages accounts throughout the world in a manner in which we can seed new sales at a low cost and expand these accounts over time. The second phase of our planned sales initiative is the development and use of a direct field sales team that will cover North America; Europe, Middle East and Africa; the Asia Pacific region; and Latin America and is mainly responsible for lead qualification and account management for large enterprises. Our planned direct sales teams will partner with technical sales representatives who will provide pre-sales technical support. We will also have a dedicated customer success team to drive renewals of existing contracts.

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

Intellectual Property Rights

Our future success and ability to compete will depend on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Software products are generally licensed to customers on a non-exclusive basis for internal use in a customer’s organization. We plan to also grant rights in intellectual property that we plan on developing or acquiring to third-parties to allow them to market certain of our future products on a non-exclusive or limited-scope exclusive basis for an application of such product or to a specific geographic region.

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

Employees

As of December 31, 2021, the Company currently had twenty-five (25) full-time employees, including Mr. Geordan Pursglove, President, CEO and Director. The Company has good employee relations, and no employees belong to a bargaining agreement.

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

Legal Proceedings

A complaint against the Company, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company’s acquisition of Service 800, seeking in excess of $1.6 million in damages. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800. Answers and Affirmative and Additional Defenses to Third Party Claims were filed by Ms. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and, on April 24, 2020, Ms. Bredeson filed a Motion to Dismiss. The Court denied in full Ms. Bredeson’s motion to dismiss or for a more definite statement. Subsequently, using a wholly owned entity she controls, Ms. Bredeson filed another matter, captioned Green Valley Associates Inc. vs Service 800 Inc., 27-CV-20-13800. Although Ms. Bredeson is seeking to have the matters handled by separate judges, the Company sought consolidation of the two matters before Judge Klein, the judge who denied Ms. Bredeson’s motion to dismiss, but the consolidation was denied. Ms. Bredeson also has since filed, and then withdrawn, other motions, without allowing them to reach Judge Klein. Ms. Bredeson’s motion for summary judgment was ruled against by Judge Klein. The discovery has closed in both cases and we are still waiting for decisions on pending motions. The parties are working on scheduling the next phase for both cases. In the interim, the Company is continuing to vigorously defend itself against this lawsuit.

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

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. No accrual has been made in the above matter as the determination is that a loss is not probable as of December 31, 2021 nor can a loss be reasonably estimated.

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

A complaint against the Company, dated July 29, 2021, has been filed in the United States District Court of Nevada, by Discover Growth Fund, LLC, (“Discover”), a current stockholder, for claims related to the issuance of shares of Series C Preferred Stock to Discover during the first quarter of 2021. On August 20, 2021, the Company and Discover reached a Settlement Agreement whereby the Company will issue 72,638 shares of Preferred Series C stock to Discover. This Settlement Agreement is conditioned upon obtaining a court order approving the settlement between the parties. The court approved the Settlement Agreement on November 17, 2021 and 72,638 shares of Preferred Series C stock were issued to Discover.

In addition to the above, from time to time, we may be involved in litigation in the ordinary course of business. Other than as set forth above, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

Other than disclosed above, there are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2021 and December 31, 2020, we had an accumulated deficit of $67,808,598 and $58,645,834, respectively. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2021 and 2020 with respect to this uncertainty.

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

Prior to our recent acquisition of Service 800, Inc., we were an early pre-revenue stage company and have a limited history of operations. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a new company engaged in the “big data” arena for the B2B IMT&S space. Such risks include, among other things, potential competition from well-established and well-capitalized companies, unanticipated development, and changes in trends, marketing difficulties and risks associated with intellectual property creation, protection and exploitation. There can be no assurance that we will ever achieve profitability.

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

15

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

Our controlling stockholder, The 2GP Group, Geordan Pursglove, our President, CEO and Director LLC and Fiona Oakley, together hold a majority of the total voting power of our outstanding capital stock as of March 31, 2022. The 2GP Group, LLC is an entity controlled by Mr. Pursglove, who holds sole voting and dispositive power over these shares. Each share of Series A Preferred Stock is convertible into one million shares of common stock. In addition, each share of Series A Preferred Stock entitles its holder to (i) cumulative, non-participating dividends in preference and priority to any declaration or payment of a dividend on any of the Company’s common stock, at a rate of 12% per annum, and (ii) three times (3x) voting preference over common stock. Each one (1) share of the Series B Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total number of votes of issued and outstanding shares of stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. These shareholders have the ability to control our management and affairs through the election and removal of our entire Board of Directors, the amendment of our articles of incorporation or bylaws, and the adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us. Such concentrated control of the Company may adversely affect the price of our common stock. A stockholder that acquires common stock will not have an effective voice in the management of the Company.

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

We are authorized to issue up to 30,000,000,000 shares of common stock with a par value of $0.001, of which 13,390,287,415 are issued and outstanding as of December 31, 2021. Our board of directors, upon the approval of the stockholders, may seek to increase the number of authorized shares in the future and may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

One (1) share of the Series B Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total number of votes of the issued and outstanding shares of Common Stock and other Preferred Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For the avoidance of doubt, if the total number of votes of the issued and outstanding shares of Common Stock and other Preferred Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series B Preferred Stock shall be equal to 102,036 (e.g., ((0.019607 x 5,000,000) / 0.49) - (0.019607 x 5,000,000) = 102,036).

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

The market for our common stock may be characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

ITEM 3. LEGAL PROCEEDINGS

A complaint against the Company, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company’s acquisition of Service 800, seeking in excess of $1.6 million in damages. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800. Answers and Affirmative and Additional Defenses to Third Party Claims were filed by Ms. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and, on April 24, 2020, Ms. Bredeson filed a Motion to Dismiss. The Court denied in full Ms. Bredeson’s motion to dismiss or for a more definite statement. Subsequently, using a wholly owned entity she controls, Ms. Bredeson filed another matter, captioned Green Valley Associates Inc. vs Service 800 Inc., 27-CV-20-13800. Although Ms. Bredeson is seeking to have the matters handled by separate judges, the Company sought consolidation of the two matters before Judge Klein, the judge who denied Ms. Bredeson’s motion to dismiss, but the motion was denied. Ms. Bredeson’s motion for summary judgment was ruled against by Judge Klein. The discovery has closed in both cases and we are still waiting for decisions on pending motions. The parties are working on scheduling the next phase for both cases. In the interim, the Company is continuing to vigorously defend itself against this lawsuit.

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

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. No accrual has been made in the above matter as the determination is that a loss is not probable as of December 31, 2021 nor can a loss be reasonably estimated.

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

A complaint against the Company, dated July 29, 2021, has been filed in the United States District Court of Nevada, by Discover Growth Fund, LLC, (“Discover”), a current stockholder, for claims related to the issuance of shares of Series C Preferred Stock to Discover during the first quarter of 2021. On August 20, 2021, the Company and Discover reached a Settlement Agreement whereby the Company will issue 72,638 shares of Preferred Series C stock to Discover. This Settlement Agreement is conditioned upon obtaining a court order approving the settlement between the parties. The court approved the Settlement Agreement on November 17, 2021 and 72,638 shares of Preferred Series C stock were issued to Discover.

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

	Fiscal 2021		Fiscal 2020
	High	Low	High	Low
First Quarter ended March 31	$0.00	$0.0	$0.04	$0.04
Second Quarter ended June 30	$0.00	$0.00	$0.00	$0.00
Third Quarter ended September 30	$0.00	$0.00	$0.00	$0.00
Fourth Quarter ended December 31	$0.00	$0.00	$0.00	$0.00

Holders of Record

As of March 22, 2022, there are 15,441,610,289 shares of our common stock issued and outstanding and there were 231 stockholders of record as of such date.

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

RECENT SALES OF UNREGISTERED SECURITIES

In the twelve months ending December 31, 2021, there were 20,000 shares of Series C Preferred Stock issued for $2,000,000 cash. No underwriter participated in any transactions related to our equity, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records. These shares were issued in offerings under Regulation D promulgated under Section 4(2) of the Securities Act of 1933.

The Company issued 1,566,905 shares of Series C Preferred, valued at $3,837,647 with Discover to redeem the secured redeemable convertible debenture dated August 7, 2018. The valuation was derived from a loss on extinguishment of debt of $3,435,695 that represents the fair value of debt forgiveness, less the issuance of 598,048,320 common stock shares valued at par of $0.001, plus cash proceeds to the Company of $1,000,000 from the SPA that the Company entered into. These issuances were exempt from registration under section 4(1) of the Securities Act as sales by an issuer not involving a public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of December 31, 2021, we had no compensation plans under which our equity securities were authorized for issuance.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of our operations together with our financial statements and the notes thereto appearing elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the section entitled “Cautionary Statement regarding Forward-Looking Statements” and elsewhere in this Annual Report. Please see the notes to our Financial Statements for information about our Critical Accounting Policies and Recently Issued Accounting Pronouncements.

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

About Beyond Commerce

Beyond Commerce, Inc. was formed as a Nevada corporation on January 12, 2006.

We are focused on business combinations of “big data” companies in global B2B internet marketing analytics, technologies and services. The Company’s objective is to develop and deploy disruptive strategic software technology that will build on organic growth potential and to exploit cross-selling opportunities. We plan to offer a cohesive global digital product and services platform to provide clients with a single point of contact for their big data, marketing and related sales initiatives. We believe our business model will ensure that information will remain secure and private, as necessitated by the current market climate.

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

The Company currently owns and operates a data company and is actively seeking acquisition opportunities in high growth sectors such as psychedelics, cryptocurrency, ESports and Logistics among others. The Company’s strategy is to identify companies in the early stages of development or growth, acquire them and provide these companies capital in order to accelerate their development and growth with the intention to ultimately sell these companies

Impact of Virus Outbreak and Management’s Plans

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

The impact of the disease outbreak, as of the date of the financial statements, remains highly fluid and uncertain. The Company is unable to predict, with any sort of certainty the timing for the end of the restrictions. Accordingly, the financial impact on the results of operations, cash flows and financial condition cannot be reasonably estimated at this time. No impairments were recorded as of the balance sheet date; however, due to significant uncertainty surrounding the situation, management’s judgment regarding this could change in the future.

The Company continues to maintain the business working with customers to fit their needs - We are also offering COVID type services. We have clients in the medical field and are offering to do survey work for them regarding their response for the COVID outbreak so they can document how they are doing as a company. We are in touch with our customers daily, we have even discussed switching them from phone calls to web surveys until this has passed. Along with the above, the Company, Service 800, was approved on April 16, 2020 for $500,000 from the Paycheck Protection and approved on February 2, 2021 for $625,000 from the Paycheck Protection Round Two, which provided funds to assist in maintaining our employee base. Both loans have been forgiven by the SBA during 2021. Additionally, on March 30, 2021 the Company through its Service 800 Inc. subsidiary, received $150,000 in funding in conjunction with a promissory note under the SBA Loan Program.

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

Upon the closing of the business combination, Jean Mork Bredeson, Founder and President of Service 800, Inc., received $2,100,000 in cash, and $2,100,000 in a three-year 5.5% promissory note. The $2,100,000 promissory note is personally guaranteed by the estate of George Pursglove whose executor is Geordan Pursglove Beyond Commerce’s President and CEO. On July 18, 2018 Jean Mork Bredeson received 2,000,000 shares of Beyond Commerce’s restricted common stock. On July 18, 2018 Allen Bredeson, Vice President of Marketing and Client Relations, received 1,000,000 shares of Beyond Commerce’s restricted common stock. On July 18, 2018 Derick White, Vice President of Sales received 1,000,000 shares of Beyond Commerce’s restricted common stock, and Jeff Schwendinger, Vice President of Operations on July 18, 2018 received 1,000,000 shares of Beyond Commerce’s restricted common stock. The effective date of this business combination between Beyond Commerce and Service 800, is February 28, 2019, when Beyond Commerce received 100% of Service 800 stock, assets consisting of the company’s website, customer lists, current customer base, and customers in the company’s pipeline and proprietary software.

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

TCA Beyond Commerce entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”), whereby TCA Beyond Commerce acquired 100% of the authorized and issued membership interests of CCS from its sole member (the “CCS Seller”). TCA Beyond Commerce acquired the membership interests for a purchase price $525,000 (the “CCS Purchase Price”), with $175,000 to be paid in cash and the remaining $350,000 to be paid through TCA Beyond Commerce’s issuance of a convertible promissory note with an original principal of $350,000 and a conversion feature that provides the CCS Seller with the right to convert outstanding principal and accrued interest into shares of the Company’s common stock at a price based on the 10-day trailing average price of the Company’s stock (the “CCS Purchase Note”). On November 18,2021 the Company and the sole member of CCS reached a Settlement Agreement whereby the Company paid $100,000 to pay off, cancel and extinguish the convertible promissory note and any other remaining obligations. A $234,667 gain on extinguishment of debt was realized by the Company.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, describes the critical accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the year ended December 31, 2021.

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

•	Level 1 - quoted prices in active markets for identical assets or liabilities.

•	Level 2 - other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

•	Level 3 - significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

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

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-21, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During the year ended December 31, 2021 the Company recognized an impairment in the CCS customer relationships of $273,284.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company determines if an arrangement is a lease at inception. The Company has an operating lease for the Company’s subsidiary Service 800 corporate office. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the consolidated balance sheet. Lease liabilities are initially recorded at the present value of the lease payments by discounting the lease payments by the IBR and then recording accretion over the lease term using the effective interest method. Operating lease classification results in a straight-line expense recognition pattern over the lease term and recognized lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Operating lease expense is included in selling, general and administrative expense, based on the use of the leased asset, on the consolidated statement of income. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are not material; the Company recognizes lease expense for these leases on a straight-line basis over the remaining lease term.

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

Stock Based Compensation

During the year ended December 31, 2021, the Company did not issue any stock options. This Company’s existing stock plan expired on September 11, 2018.

Employee Benefits

The Company during 2021 mainly attributable to the Service 800, Inc acquisition had approximately twenty-five (25) full time employees within this organization and offers certain healthcare benefits to remain competitive within the market place.

Recent Accounting Pronouncements

The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics.

The FASB has issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740. The guidance also improves consistent application by clarifying and amending existing guidance from ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein and is to be applied on a retrospective, modified retrospective or prospective approach, depending on the specific amendment. Early adoption is permitted. The adoption of the new guidance did not change anything in the consolidated financial statements and therefore had no material impact.

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

The FASB has issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740. The guidance also improves consistent application by clarifying and amending existing guidance from ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein and is to be applied on a retrospective, modified retrospective or prospective approach, depending on the specific amendment. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the fiscal years ended December 31, 2021 and 2020. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” beginning on page 14 of this Form 10-K.

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

For the Years Ended December 31, 2021 and 2020

Revenue

Revenue generated for the twelve months ended December 31, 2021 and 2020 was $4,243,053 and $4,188,782, respectively, an increase of approximately 1%. We recognized revenue during 2021 being created from both the Service 800 and Customer Centered Strategies subsidiaries.

Operating Expenses

For twelve months ended December 31, 2021 and 2020 operating expenses were $6,189,587 and $6,523,861, respectively. Cost of revenue decreased by $144,128 as did general and administrative expenses by $658,121 in 2021 versus 2020. Payroll expenses increased year over year by $237,976, professional fees increased during 2021 by $313,975 and depreciation and amortization decreased by $83,976 as aging of the assets would result in a lower depreciation and amortization expense.

Non-operating income (expense)

The Company reported non-operating expense of $7,234,520 during the twelve months ended December 31, 2021, a decrease of $1,233,968 compared to $8,468,487 during the twelve months ended December 31, 2020 mainly attributable to the changes in the derivative liability and debt fees associated with our convertible notes, along with a decrease in interest expense of $1,210,262. The Company recognized an impairment expense of its intangible assets of $273,284 during the year ended December 31, 2021compared to no impairment expense in for the year ended December 31, 2020.

Consolidated Net Loss

For twelve months ended December 31, 2021, the Company incurred a consolidated net loss of $9,181,054 as compared to a consolidated net loss of $10,452,866 for the twelve months ended December 31,2020, which was primarily due to lower non-operating expenses including lower interest expense of $1,210,262 incurred in 2021 compared to 2020. As of December 31, 2021 and 2020, the Company had an accumulated deficit of $67,808,598 and $58,645,834, respectively.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve (12) months.

Going Concern

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2021, we had an accumulated deficit of $67,808,598, and we incurred a net loss of $9,181,054 for the year ended December 31, 2021 and $10,452,866 for the year ended December 31, 2020. The continuity of our future operations is dependent upon our ability to increase sales and brand awareness. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue relying upon the issuance of debt and equity securities to finance our operations. In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing. However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital, that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $1,607,347 and $1,276,871 as of December 31, 2021 and 2020, respectively. Current assets consist primarily of cash and accounts receivable. The Company had a $67,808,598 accumulated deficit on its balance sheet as of December 31, 2021.

We had total current liabilities of $5,414,772 and $7,025,541 as of December 31, 2021 and 2020, respectively. Current liabilities consisted primarily of the derivative liability, accounts payable, accrued payroll and payroll taxes, related party debt, and accrued interest. The main decreases occurred in lower accounts payable of $401,904, lower accrued payroll related expenses of $1,292,550 and a decrease in the derivative liability of $473,323. Short term borrowings decreased by $1,198,555 due to PPP loan forgiveness of $500,000 and settlement of debt for equity of $713,554. Short term borrowings - related party increased by $1,446,000 due to the issuance of a convertible note to an officer in settlement for payroll liabilities. Accrued interest payable increased by $303,067 for the year ended December 31, 2021 compared to the same date of the prior year.

We had a working capital deficit of $3,807,425 and $5,748,670 as of December 31, 2021 and 2020, respectively. The decrease of $1,941,245 for the period as of December 31, 2021 compared to December 31, 2020 was due in part to a decrease of $1,292,550 in accrued payroll liabilities, a decrease of $401,904 in accounts payable and a decrease in derivative liability of $473,323. Cash increased by $486,087 due mainly to the proceeds from the issuance of Preferred Series C stock; accrued interest payable increased by $303,067 and short term borrowings and short term borrowings - related party increased by $247,445.

We did not have any off-balance sheet arrangements at December 31, 2021 and 2020.

Cash Flow from Operating Activities

For the twelve months ended December 31, 2021 and 2020, cash used in operating activities was $1,847,597 and $888,650, respectively. This increase of cash used is attributable to increased cash requirements for the operations of the Company, which recorded a loss from operations of $1,946,534 for the year ending December 31, 2021.

Cash Flow from Investing Activities

For the twelve months ended December 31, 2021 and 2020, cash used in investing activities was $250,000 and $16,230 respectively, due to the investment in Cityfreighter of $250,000 in 2021.

Cash Flow from Financing Activities

For the twelve months ended December 31, 2021 and 2020, cash provided by financing activities was $2,583,684 and $403,803, respectively, which represents $625,000 in cash from PPP loans and $150,000 in cash from the SBA loan received by the Company offset by the payment of certain notes. The Company received proceeds of $2,000,000 relating to the issuance of 20,000 shares of Preferred Stock Series C.

Contractual Obligations

As a “smaller reporting company,” we are not required to provide tabular disclosure of contractual obligations.

Inflation

Inflation and changing prices have not had a material effect on our business, but we do expect that inflation or changing prices may affect our business in the foreseeable future.

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

36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Beyond Commerce, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beyond Commerce, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Complex Debt and Equity Transactions

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

How We Addressed the Critical Audit Matter in Our Audit:

Our audit procedures related to determination of the estimated fair values of these debt and equity transactions included the following, among others:

•	We evaluated whether the company’s accounting treatment which required the recognition of a derivative liability was appropriate.

•	We gained an understanding of management’s process and methodology to develop the estimates.

•	We examined signed contracts and amendments.

•	We evaluated the reasonableness of the inputs and assumptions used by management in developing the estimates.

•	We evaluated the adequacy of the disclosures related to these fair value measurements.

Amortizable Intangible Assets Impairment Assessment

Description of the Critical Audit Matter:

As discussed in Note 2 to the consolidated financial statements, the Company evaluates intangible assets for impairment when events or circumstances indicated that the carrying amount of these assets may not be recoverable. The recoverability is based on management's estimates of future cash flows to be generated from the intangible assets. These estimates may be different from actual results due to several factors, some of which may be outside of the Company's control. As further discussed in Note 6 to the consolidated financial statements, during the fiscal year ended December 31, 2021, the Company recorded an impairment of one of their intangible assets.

The Company's determination of impairment amounts, and by extension the remaining value of the intangible assets, involves significant judgments and assumptions in estimating future cash flows and remaining useful lives. Auditing managements inputs and calculations used to estimate potential impairment of intangible assets requires a degree of auditor judgement and an increased extent of effort.

How We Addressed the Critical Audit Matter in Our Audit:

Our audit procedures related to management’s forecasts used in determining the impairment and remaining value of the intangible asset after impairment included the following, among others:

•	We gained an understanding of management’s process and methodology to develop the valuation.

•

We evaluated management’s ability to accurately forecast revenues, expenses, and operating profit by (1) comparing actual results to management’s historical forecasts, and (2) relevant subsequent customer activity.

•	We evaluated the reasonableness of the inputs and assumptions used by management in developing the valuation.

•	We evaluated the adequacy of the disclosures related to the impairment and valuation of the intangible asset.

Haynie & Company

Salt Lake City, Utah

March 31, 2022

PCAOB ID: 457

We have served as the Company’s auditor since 2018.

Beyond Commerce, Inc.

Financial Statements

For the years ended December 31, 2021 and 2020

BEYOND COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash & cash equivalents	$570,349	$84,262
Accounts receivable	971,095	1,169,486
Other current assets	65,903	23,123
Total current assets	1,607,347	1,276,871
Property, equipment, and software, net	23,980	39,245
Investments	250,000	-
Intangible assets	1,987,216	2,657,458
Goodwill	1,299,144	1,299,144
Operating lease right of use asset	59,017	97,008
Total assets	$5,226,704	5,369,726

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$490,654	$892,557
Operating lease liability, current	47,731	41,326
Accrued interest	1,002,410	699,344
Accrued payroll & related items	110,165	1,402,714
Derivative liability	532,384	1,005,617
Short-term borrowings, net of discount	1,731,428	2,929,983
Short-term borrowings- related party	1,500,000	54,000
Total current liabilities	5,414,772	7,025,541
Operating lease liability, noncurrent	18,690	66,421
Long-term borrowings, net of debt discount	3,058,828	3,152,580
Total liabilities	8,492,290	10,244,542
Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock undesignated; no par value; 10,000,099 authorized; no shares issued and outstanding, respectively.	-	-
Preferred stock series A; $0.001 par value; 250 shares authorized; 249.9 and 249.9 shares issued and outstanding, respectively.	-	-
Preferred stock series B, $0.001 par value; 51 shares authorized; 51 and 33 shares issued and outstanding, respectively.	-	-
Preferred Stock series C; $0.001 par value; 50,000,000 shares authorized; 842,002 and 0 shares issued and outstanding, respectively.	842	-
Common stock, $0.001 par value, 30,000,000,000 shares authorized, 13,390,287,415 and 3,410,355,200 shares issued and outstanding, respectively.	13,390,287	3,410,355

Additional paid in capital	51,073,155	50,263,645
Accumulated deficit	(67,808,598)	(58,645,834)
Deficit attributable to Beyond Commerce, Inc. stockholders	(3,344,314)	(4,971,834)
Equity attributable to noncontrolling interest	78,728	97,018
Total stockholders’ deficit	(3,265,586)	(4,874,816)
Total liabilities and stockholders’ deficit	$5,226,704	$5,369,726

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2021	2020

Revenues	$4,243,053	$4,188,782

Operating expenses
Cost of revenue	1,256,018	1,400,146
Selling general and administrative	690,391	1,348,512
Payroll expense	2,784,613	2,546,637
Professional fees	1,046,342	732,367
Depreciation and amortization	412,223	496,199
Total costs and operating expenses	6,189,587	6,523,861

(Loss) from operations	(1,946,534)	(2,335,079)

Non-operating income (expense)
Interest expense	(589,206)	(1,799,467)
Amortization of debt discount	(106,248)	(620,764)
Derivative related expenses	(2,944,750)	(1,334,870)
Change in derivative liability	399,342	(4,713,386)
(Loss) on extinguishments of debt, net	(4,853,888)	-
PPP loan forgiveness	1,133,514	-
Impairment of intangible assets	(273,284)	-
Net non-operating income (expense)	(7,234,520)	(8,468,487)

Loss from continuing operations before income tax	(9,181,054)	(10,803,566)

Income (loss) from discontinued operation, net of tax	-	350,700
Provision for income tax	-	-
Consolidated net loss	$(9,181,054)	$(10,452,866)
Consolidated net income (loss) attributable to:
Noncontrolling interest	$(18,290)	$(34,232)

Consolidated net loss, controlling interest	$(9,162,764)	$(10,418,634)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	5,441,304,567	2,377,723,063

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2021	2020
Net Loss	$(9,181,054)	$(10,452,866)
Loss from discontinued operations	-	(350,700)

Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	190,450
Derivative related expenses	2,944,750	2,393,201
Amortization of debt discount	106,248	620,764
Loss on extinguishment of debt	4,853,888	-
Gain on forgiveness of PPP loan	(1,133,514)	-
Interest default and accretion addition to notes payable	15,000	-
Change in derivative liability	(399,342)	4,713,386
Depreciation and amortization	412,223	496,199
Impairment of intangible assets	273,284	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivables	198,391	178,328
(Increase) decrease in current assets	(4,789)	(98,023)
Increase (decrease) in accounts payable	(401,904)	295,391
Increase (decrease) in payroll liabilities	(52,750)	387,535
Increase (decrease) in other current liabilities	521,972	737,685
Net cash (used) provided in operating activities	(1,847,597)	(888,650)

Cash flows from investing activities:
Acquisition of property and equipment	-	(16,230)
Investment	(250,000)	-
Net cash used in investing activities	(250,000)	(16,230)
Cash flows from financing activities:
Payment of note payable	(191,316)	(123,453)
Proceeds from sale of preferred stock series C	2,000,000	-
Cash receipts from notes payable	775,000	527,255
Net cash provided by financing activities	2,583,684	403,803

Net increase (decrease) in cash and cash equivalents	$486,087	$(501,077)
Cash and cash equivalents, beginning balance	84,262	$585,339
Cash and cash equivalents, ending balance	$570,349	$84,262
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$8,749	$101,797
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$943,288	$1,915,351
Stock issued for conversion of series C preferred stock	$8,075,410	$-
Stock issued for warrant settlement	$363,186	$-
Stock Issued for extinguishment of debt	$598,048	$-

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional	Accumulated	Non Controlling	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Deficit	Interest	Deficit
Balance Year December 31, 2019	249.9999	$-	20	$-	-	$-	1,495,004,678	$1,495,004	$43,597,152	$(48,227,200)	$131,250	$(3,003,794)
Common stock issued for debt conversion							1,915,350,522	1,915,351				1,915,351
Extinguishment of derivative liabilities on conversion									6,476,043			6,476,043
Preferred stock series B issued for services			13						190,450			190,450
Net loss										(10,418,634)	(34,232)	(10,452,866)
Balance Year December 31, 2020	249.9999	$-	33	$-	-	$-	3,410,355,200	$3,410,355	$50,263,645	$(58,645,834)	$97,018	$(4,874,816)

Extinguishment of derivative liabilities on conversion									2,958,547			2,958,547
Preferred stock series C issued					20,000	20			1,999,980			2,000,000
Preferred stock series B issued			18	-								-
Extinguishment of debt					1,556,905	1,557	598,048,320	598,048	2,836,090			3,435,695
Common stock issued for conversion of preferred stock series C					(807,541)	(808)	8,075,410,000	8,075,410	(8,074,602)			-
Common stock issued for warrants							363,185,553	363,186	217,911			581,097
Common stock issued for debt conversion							943,288,342	943,288				943,288
Preferred stock series C issued for settlement					72,638	73			871,584			871,657
Net loss										(9,162,764)	(18,290)	(9,181,054)
Balance, Year December 31, 2021	249.9999	$-	51	$-	842,002	$842	13,390,287,415	$13,390,287	$51,073,155	$(67,808,598)	$78,728	$(3,265,586)

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Beyond Commerce, Inc. (the “Company”, ”BCI” and “we”), has a planned business objective to develop, acquire, and deploy disruptive strategic software technology and market-changing business models through selling our own products and the acquisitions of existing companies. We plan to offer a cohesive digital product and services platform to provide our future clients with a single point of contact for all their Internet Marketing Technology and Services (IMT&S) and Information Management (IM) initiatives.

Basis of Presentation

The consolidated financial statements and the notes thereto for the years ended December 31, 2021 and 2020 included herein include the accounts of the Company, its wholly-owned subsidiaries Service 800 Inc, Customer Centered Strategies, LLC, which the Company has an 80% investment interest, and PathUX and IDriveYourCar (which has been discontinued as of April 24, 2020, see Note 4-Discontinued Operations).

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

NOTE 2 - ACCOUNTING POLICIES

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

Below is a summary of liabilities carried at fair value on a recurring basis:

	December 31, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$	$-	$532,384	$532,384
Total	$	$-	$532,384	$532,384

	December 31, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$	$-	$1,005,617	$1,005,617
Total	$	$-	$1,005,617	$1,005,617

Below is the summary of changes in Level 3 liabilities:

Derivative liability as of December 30, 2020	$1,005,617
Loss on derivative and interest on conversion	2,944,750
Reclassed to additional paid in capital for notes converted into shares of common stock	(2,958,547)
Change in derivative liability during the period	(399,342)
Reclass to accrued loss contingency	(60,094)
Balance at December 31, 2021	$532,384

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

Accounts receivable

The Company’s accounts receivable arise primarily from the sale of the Company’s products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. For the years ended December 31, 2021 and 2020 the Company has not provided any sales allowance nor any allowance for doubtful accounts.

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

Management used the following inputs to value the Derivative Liabilities for the years ended December 31, 2021 and 2020, respectively:

	2021 Derivative Liability	2020 Derivative Liability
Expected term	1 year	1 year to 2.5 years
Exercise price	$0.00012 - $0.0014	$0.0004 - $0.001
Expected volatility	198% - 288%	270% - 279%
Expected dividends	None	None
Risk-free rate	0.07 % to 0.39%	0.10 % to 0.12%

Intangible Assets

Intangible assets with a finite life consist of Technology/Intellectual Property; Customer Base; Tradename/Trademarks; Assembled Workforce; Non-Compete Agreements and Customer Relationships are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over the expected period of benefit, which is generally three years for customer relationships and the contractual term for covenants not to compete, which range from five to ten years. No impairment was taken in 2021.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. Impairment testing is performed at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The goodwill impairment analysis is a single-step quantitative assessment that identifies both the existence of impairment and the amount of impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, with any excess carrying value over the fair value being recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of December 31st of each year or when indicators exist, and has identified one reporting unit that currently carries a goodwill balance. No impairment was taken in 2021.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-21, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2021 the Company recognized impairment of the Customer Centered Strategies, LLC subsidiary customer relationships of $273,284.

Leases

The Company accounts for leases in accordance with the provisions of ASC 842, Leases. This standard requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease.

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. The Company has an operating lease for the Company’s subsidiary Service 800 corporate office. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the consolidated balance sheet. Lease liabilities are initially recorded at the present value of the lease payments by discounting the lease payments by the Incremental Borrowing Rate and then recording accretion over the lease term using the effective interest method. Operating lease classification results in a straight-line expense recognition pattern over the lease term and recognized lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Operating lease expense is included in selling, general and administrative expense, based on the use of the leased asset, on the consolidated statement of income. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are not material; the Company recognizes lease expense for these leases on a straight-line basis over the remaining lease term.

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

Stock Based Compensation

During the years ending December 31, 2021 and 2020, the Company did not issue any stock options. The former stock-based compensation plan expired on September 11, 2018. The Company issued 18 shares of Preferred Stock Series B to two officers. The value of the share issuance was zero based upon an independent valuation of the transaction.

Recent Accounting Pronouncements

The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics.

The FASB has issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740. The guidance also improves consistent application by clarifying and amending existing guidance from ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein and is to be applied on a retrospective, modified retrospective or prospective approach, depending on the specific amendment. Early adoption is permitted. The adoption of the new guidance did not change anything in the consolidated financial statements and therefore had no material impact.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using GAAP, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because of recent events, the Company cannot state with certainty of its ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has a working capital deficit, and negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in attempting to raise capital from additional debt and equity financing. Due to its nominal revenues, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue through Service 800 and CCS. A merger transaction(s) with a well-capitalized entity is also considered. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

NOTE 4 - DISCONTINUED OPERATIONS

PathUX, LLC

On April 24, 2020, the Company entered into a Settlement and Release Agreement whereby, effective as of April 1, 2020, the purchase agreement between the former shareholders of PathUX and IDriveYourCar dated May 31, 2019 was effectively unwound, with all assets and liabilities returned to such former shareholders.

                Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the PathUX business which is presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the period ended December 31, 2020 is as follows:

2020

Total net sales	$219,867
Cost of sales	147,829
Operating, selling, general and administrative expenses	91,133
Amortization of software	134,686
Income (loss) from discontinued operations	(153,781)
Gain on sale of discontinued operations	504,481
Income tax provision	-
Discontinued operations, net of tax	$350,700

NOTE 5 - PROPERTY, SOFTWARE AND COMPUTER EQUIPMENT

Property and equipment at December 31, 2021 and 2020 consisted of the following:

	2021	2020
Office and computer equipment	$25,003	$25,003
Furniture and fixtures	17,888	17,888
Software	20,822	20,822
Total property, software and computer equipment	63,713	63,713
Less: accumulated depreciation	(39,733)	(24,469)
	$23,980	$39,245

Depreciation expense for the year ended December 31, 2021 was $ 15,264, compared to $14,453 for the year ended December 31, 2020.

NOTE 6 – INVESTMENTS

The Company owns 80% of CCS and includes the accounting records of CCS in its consolidated financial statements. As of December 31, 2021, the non-controlling interest in CCS as recorded on the consolidated balance sheet was $78,728 and reported year to date 2021 net loss of noncontrolling interest of $18,290.

On November 23, 2021, the Company entered into a simple agreement for future equity (the "SAFE") with Cityfreighter, Inc. ("Cityfreighter"), pursuant to which the Company invested $250,000 (the "Purchase Amount"). Cityfreighter is a California based developer of electric low-floor trucks for the last mile delivery industry. Beyond Commerce received customary representations and warranties from Cityfreighter. The SAFE provides the Company with the right to either (a) future equity in Cityfreighter when it completes an Equity Financing (as defined below), or (b) future equity in Cityfreighter or cash proceeds if there is a liquidity or dissolution event. The Company included the $250,000 investment in Cityfreighter on the balance sheet. This investment is not accounted for under the equity method.

On December 2, 2021 the Company executed a binding Letter of Intent ("LOI") with Elettricars (of Italy) to attain the exclusive U.S. rights to its low-speed electric vehicle ("LSEV"). Elettricars is focused on manufacturing and commercializing a low-speed electric vehicle ("LSEV"), a 4-wheeled motor vehicle, not an ATV, with a top speed of 25 mph and weighs less than 3,000 lbs. The Company paid Elettricars an initial payment in the amount of $50,000 in connection with the execution of a Definitive Agreement, which is being held in escrow. On March 12, 2022 the Company, upon further due diligence, agreed not to enter into a definitive agreement for the acquisition of the US rights to Elettricars’ intellectual property. The initial payment of $50,000 held in escrow was returned to the Company.

NOTE 7 - INTANGIBLE ASSETS

Intangible Assets of the Company at December 31, 2021and 2020 are summarized as follows:

	December 31, 2021
	Cost	Accumulated	Impairment of	Net
		Amortization	Asset

Tradename-Trademarks	$547,300	$(155,068)	$-	$392,232
Assembled Workforce	405,546	(114,905)	-	290,641
IP/Technology	176,000	(99,733)	-	76,267
Customer Base	1,613,538	(496,462)	-	1,117,076
Non-Competition agreements	226,100	(226,100)	-	-
Customer Relationships - CCS	537,998	(153,714)	(273,284)	111,000

Total	$3,506,482	$(1,245,982)	$(273,284)	$1,987,216

	December 31, 2020
	Cost	Accumulated	Impairment of	Net
		Amortization	Asset

Tradename-Trademarks	$547,300	$(100,338)	$-	$446,962
Assembled Workforce	405,546	(74,350)	-	331,196
IP/Technology	176,000	(64,533)	-	111,467
Customer Base	1,613,538	(325,688)	-	1,287,850
Non-Competition agreements	226,100	(207,258)	-	18,842
Customer Relationships - CCS	537,998	(76,857)	-	461,141

Total	$3,506,482	$(849,024)	$-	$2,657,458

Amortization expense for the year ended December 31, 2021 was $396,959 compared to $481,745 for the year ended December 31, 2020. The Company recognized an impairment expense of $273,284 in 2021 of its intangible assets.

As of December 31, 2021, future amortization expense is expected to be:

Fiscal years ended December 31,	Amortization

2022	314,138
2023	314,138
2024	284,805
2025	278,938
2026	278,938
Thereafter	516,259
Total	$1,987,216

Goodwill

The carrying value of Goodwill for the years ended 2021 and 2020 was $1,299,144. The Company performs its annual goodwill impairment test as of December 31st of each year or when indicators exist, and has identified one reporting unit that currently carries a goodwill balance. No impairment was taken in 2021 or 2020.

NOTE 8 - SHORT AND LONG TERM BORROWINGS

Short-term and Long-term borrowings, consist of the following:	December 31,	December 31,
Short term debt;	2021	2020

Convertible Promissory Notes, bearing an annual interest rate of 24% secured, past due	$112,259	$97,259
Short-Term Note - Jean Mork Bredeson cash deficit holdback, 15%, past due	210,000	210,000
Short-Term Note - Jean Mork Bredeson purchase allocation, 15%, past due	1,409,169	1,409,169
Convertible promissory note, related party, interest rate 2.0%	1,500,000	-
Funding from the Payroll Protection Program, annual interest of 1%, due 04/24/2022	-	500,000
Convertible Promissory Notes, bearing an annual interest rate of 8% secured, due 08/07/2020	-	713,554
Total short-term debt	3,231,428	2,929,983

Long term debt;
Convertible Promissory Notes, bearing an annual interest rate of 5.0%, due 12/31/22	-	350,000
Promissory Note - Jean Mork Bredeson, interest rate 5.5%, due 2/28/2022	2,100,000	2,100,000
Funding from SBA Program, annual interest of 3.75%, due 03/30/2051	150,000	-
Senior Secured Redeemable Debenture, bearing an annual interest rate of 16%, due 12/31/2021, past due	826,547	826,547
Total short-term and long-term borrowings, before debt discount	6,307,975	6,206,530
Less debt discount	(17,719)	(123,967)
Total short-term and long-term borrowings, net	$6,290,256	$6,082,563

Short-term and Long-term borrowings, consist of the following:
Short-term borrowings - net of discount	$3,231,428	$2,929,983
Long-term borrowings - net of discount	3,058,828	3,152,580
Total short-term and long-term borrowings - net of discount	$6,290,256	$6,082,563

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

During the fiscal year 2019, Discover Growth Fund LLC paid the additional $2,000,000 to the Company and converted $1,249,522 of the aggregate debt. During the year ended December 31, 2020, Discover Growth Fund LLC converted $754,315 of their outstanding debt including interest for 935,350,522 shares of common stock.

On March 19, 2021, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with an existing institutional investor (the “Investor”), whereby, in exchange for the Investor returning to the Company for cancellation the Senior Secured Redeemable Convertible Debenture, issued by the Company on August 7, 2018, which was convertible into Common Stock at a variable conversion price. The Company issued to the Investor 1,556,905 shares of the Company’s Series C Convertible Preferred Stock, which are convertible into a fixed number of shares of Common Stock. The valuation was derived from a loss on extinguishment of debt of $3,435,695 that represents the fair value of debt forgiveness, less the issuance of 598,048,320 common stock shares valued at par of $0.001.

On November 27, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 27, 2018, in the amount of $250,000. The lender was Auctus Fund LLC. The notes have a maturity of August 27, 2019 and interest rate of 12% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. Additionally, if the stock price falls below par value, additional shares will be issued at the lower conversion rate so that stocks continue to be issued at par value. The note may be prepaid but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company is currently negotiating an extension with the noteholder as it is currently past due. As a result of a default provision, the interest rate has increased to 24% and additional principal was added in the amount of $15,000. This note has been reduced by the issuance of 980,000,000 shares of stock during 2020 which reduced principal by $101,922 and interest of $39,777. As of December 31, 2021, the outstanding balance is $112,259.

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

As a component of the Service 800 transaction, in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson, a $210,000 amount was to be withheld until May 30, 2019 and continues to be outstanding. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson, this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $1,409,169 as of December 31, 2020 and 2021, respectively. Although holdbacks did not initially include interest obligations, we agreed to begin accruing interest at 15% in October 2019.

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

The Initial Debenture, and any future debentures that may be purchased by Buyer pursuant to the Securities Purchase Agreement (the “Additional Debentures”), is secured through an unconditional and continuing security interest in all of the assets and properties, including after acquired assets, of the Company and each of its subsidiaries, which are acting as guarantors with respect to the Company’s obligations under the Initial Debenture and any Additional Debentures, pursuant to that certain Security Agreement, dated December 31, 2019, entered into by the Company and TCA Beyond Commerce in favor of the Buyer (the “Security Agreement”). In addition, Geordan Pursglove, the Company’s CEO, delivered a personal guarantee with respect to the Company’s obligations under the Securities Purchase Agreement. The maturity date on this security is December 31, 2021. During the year ended December 31, 2020 the Company paid $73,453 to reduce the loan balance.

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

TCA Beyond Commerce entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”), whereby TCA Beyond Commerce acquired 100% of the authorized and issued membership interests of CCS from its sole member (the “CCS Seller”). TCA Beyond Commerce acquired the membership interests for a purchase price of $525,000 (the “CCS Purchase Price”), with $175,000 paid in cash at closing and the remaining $350,000 to be paid through TCA Beyond Commerce’s issuance of a convertible promissory note with an original principal of $350,000 and a conversion feature that provides the CCS Seller with the right to convert outstanding principal and accrued interest into shares of the Company’s common stock at a price based on the 10-day trailing average price of the Company’s stock. The cash maturity date is December 31, 2022. $175,000 is to be paid in cash, with the remaining $175,000 to be repaid through conversion, unless a larger conversion is requested by the noteholder. During 2021, payments of principal and accrued interest totaling $46,065 were made reducing the principal balance outstanding to $312,684. On November 18, 2021 the Company and the sole member of CCS reached a Settlement Agreement whereby the Company paid $100,000 to pay off, cancel and extinguish the convertible promissory note and any other remaining obligations. A $234,667 gain on extinguishment of debt was realized by the Company.

On April 24, 2020, the Company through its Service 800 Inc. subsidiary received $500,000 in funding in conjunction with a promissory note under the Payroll Protection Program made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). After sixty (60) days from the date the Loan is funded, but not more than twenty-four (24) weeks from the date the Loan is funded, Borrower shall apply to Bank for loan forgiveness. If the SBA confirms full and complete forgiveness of the unpaid balance of the Loan, and reimburses Bank for the total outstanding balance, principal and interest, Borrower’s obligations under the Loan will be deemed fully satisfied and paid in full. If the SBA does not confirm forgiveness of the Loan, or only partly confirms forgiveness of the Loan, or Borrower fails to apply for loan forgiveness, Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest, and in such case, Bank will establish the terms for repayment of the Loan Balance in a separate documentation to be provided to Borrower, which letter will set forth the Loan Balance, the amount of each monthly payment, the interest rate (not in excess of a fixed rate of one per cent (1.00% per annum), the term of the Loan, and the maturity date of two (2) years from the funding date of the Loan. No principal or interest payments will be due prior to the end of the Deferment Period. Because we anticipated the note being forgiven within one year it was classified as short term. On April 19, 2021 the loan was forgiven by the SBA.

On February 8, 2021, the Company through its Service 800 Inc. subsidiary, received $625,000 in funding in conjunction with a promissory note under the Payroll Protection Program is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). After sixty (60) days from the date the Loan is funded, but not more than twenty-four (24) weeks from the date the Loan is funded, Borrower shall apply to Bank for loan forgiveness. If the SBA confirms full and complete forgiveness of the unpaid balance of the Loan, and reimburses the Bank for the total outstanding balance, principal and interest, Borrower’s obligations under the Loan will be deemed fully satisfied and paid in full. If the SBA does not confirm forgiveness of the Loan, or only partly confirms forgiveness of the Loan, or Borrower fails to apply for loan forgiveness, Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest, and in such case, Bank will establish the terms for repayment of the Loan Balance in a separate documentation to be provided to Borrower, which letter will set forth the Loan Balance, the amount of each monthly payment, the interest rate (not in excess of a fixed rate of one per cent (1.00% per annum), the term of the Loan, and the maturity date of two (2) years from the funding date of the Loan. No principal or interest payments will be due prior to the end of the Deferment Period. Because we anticipated the note being forgiven within one year it was classified as short term. On August 16, 2021 the loan was forgiven by the SBA.

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

On July 19, 2021, the Company issued a convertible promissory note (the “Note”) in favor of Geordan G. Pursglove, the Company’s Chairman and Chief Executive Officer, in the principal amount of $1,500,000, in satisfaction of Mr. Pursglove’s accrued salary owing of $1,239,800 and recognized a $260,200 loss on extinguishment of debt. The Note accrues interest at 2% per annum, with the principal and interest payments due in twelve equal monthly installments. At the holder’s election, the Note is convertible into shares of the Company’s common stock, at a price per share equal to 100% of the average closing price of the Company’s common stock for the five trading days immediately preceding the date of such conversion (the “Conversion Price”). The cash maturity date is July 19, 2022.

For the year ended December 31, 2021 the Company recognized a net loss on the extinguishment of debt in the amount of $4,853,888. The loss on extinguishment of debt consists of (i) a loss recognized relating to the settlement with Discover Growth Fund of $3,435,695; a loss recognized relating to the issuance of a convertible note in exchange for compensation expense to an officer of $260,200; a loss recognized relating to the settlement of warrants issued to Iliad Research of $521,004; a loss recognized relating to the settlement of a dispute with Discover Growth Fund of $871,661; offset in part by a gain recognized on the settlement of extinguishment of debt relating to TCA Beyond Commerce of $234,667 and miscellaneous gain of $5.

NOTE 9 - COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

On March 2, 2021 the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment effecting the amendment and restatement of its Articles of Incorporation (the “Amended and Restated Articles”). The Amended and Restated Articles reflected amendments that effected (i) the increase of the number of common stock that the Company is authorized to issue to ten billion (10,000,000); (ii) the 1-for-1,000,000 reverse stock split of the shares of Series A Preferred Stock, with ratable adjustments to the conversion and voting terms; and (iii) the increase of the number of shares of preferred stock that the Company is authorized to issue to sixty million four hundred (60,000,400).

On August 20, 2021 the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment effecting the amendment and restatement of its Articles of Incorporation (the “Amended and Restated Articles”). The Amended and Restated Articles reflected amendments that effected the increase of the number of shares of common stock that the Company is authorized to issue to thirty billion (30,000,000,000).

As of December 31, 2021, our authorized capital stock consisted of 30,000,000,000 shares of common stock, par value $0.001 per share.

During the year ended December 31, 2021, the Company issued 9,979,932,215 shares of its common stock in various transactions as follows:

Issued 8,075,410,000 shares of common stock for the conversion of preferred stock series C into common shares;

Issued 1,541,336,662 shares of common stock for the conversion of debt and accrued interest valued at $1,541,337;

Issued 363,185,553 shares of common stock for the settlement of a warrant dispute associated with Iliad Research and Trading valued at $581,097.

During the year ended December 31, 2020, the Company issued 1,915,350,522 shares of common stock valued at $1,915,351 for the conversion of certain debt and accrued interest.

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

Total authorized undesignated Preferred Stock is 10,000,099 shares, no par value and no shares issued and outstanding as of December 31, 2021. No rights or terms have been assigned to this class of preferred stock.

We have designated 250 shares of Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A Preferred Stock”). As of December 31, 2021, we have 249.9999 shares of Series A Preferred Stock issued and outstanding.

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

We have designated 51 shares of Series B Convertible Preferred Stock, par value of $0.001 per share (the “Series B Preferred Stock”). One (1) share of the Series B Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total number of votes of the issued and outstanding shares of Common Stock and other Preferred Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For the avoidance of doubt, if the total number of votes of the issued and outstanding shares of Common Stock and other Preferred Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series B Preferred Stock shall be equal to 102,036 (e.g., ((0.019607 x 5,000,000) / 0.49) - (0.019607 x 5,000,000) = 102,036).

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

On October 2, 2019 the Board issued 20 shares of the Series B Preferred to Geordan Pursglove. An additional 13 shares of Series B Preferred was issued to Geordan Pursglove on August 4, 2020. The value of the October 2, 2019 transaction is $293,000 based on an independent valuation of the transaction, and the value of the August 4, 2020 transaction was $190,450.

During the year ended December 31, 2021, Mr. Pursglove was issued twelve (12) shares of Series B Preferred and Peter Stazzone was issued six (6) shares of Series B Preferred. The value of the share issuance was zero based upon an independent valuation of the transaction.

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

During the first quarter of 2021, the Company issued 1,556,905 shares of Series C Preferred, valued at $3,837,647. This stock issuance was part of a settlement the Company reached with Discover to redeem the secured redeemable convertible debenture dated August 7, 2018. The valuation was derived from a loss on extinguishment of debt of $3,435,695 that represents the fair value of debt forgiveness, less the issuance of 598,048,320 common stock shares valued at par of $0.001. Included in this settlement  was cash proceeds to the Company of $1,000,000 in exchange for the issuance of 10,000 shares of Series C Preferred Stock.

During the second quarter of 2021, 123,000 shares of Series C Convertible Preferred Stock were converted to 1,230,000,000 shares of common stock.

During the third quarter of 2021, 131,000 shares of Series C Convertible Preferred Stock were converted to 1,310,000,000 shares of common stock.

During the fourth quarter of 2021, 553,541 shares of Series C Convertible Preferred Stock were converted to 5,535,410,000 shares of common stock.

During the fourth quarter of 2021, the Company received $1,000,000 for the purchase of 10,000 shares of Series C Preferred Stock by Discover. In this same period the Company issued 72,638 shares of Series C Preferred Stock for settlement of dispute with Discover valued at $871,661, which was recorded to ‘Loss on Extinguishment of debt’ in the Statement of Operations for the year ending December 31, 2021.

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

Pursuant to the terms of the Discover Growth Fund SPA, we issued to Discover warrant to purchase up to 16,666,667 shares of our common stock upon the subsequent funding of the remaining $2,000,000 which occurred on February 28, 2019, exercisable beginning on the nine (9) month anniversary from the date of issuance for a period of three (3) years at an exercise price of $0.15 per share (the “Warrant”). In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model and based on the relative fair value of the warrant and cash received, we recorded a debt discount on the note principal of $696,850. Management used the following inputs to value the Discover Warrants by Expected Term - 3 years, Exercise Price - $0.15, Expected Volatility- 388.94%, Expected dividends - None, and Risk-Free Rate - 2.54%. This warrant expired on February 28, 2022.

2008 Equity Incentive Stock Option Plan

During the years ended December 31, 2021 and 2020, the Company did not issue any stock options. This Company’s existing stock plan expired on September 11, 2018.

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

NOTE 10 - RELATED PARTIES

During the first quarter, Mr. Pursglove received three (3) shares of Series B Preferred stock. During the third quarter, Mr. Pursglove was issued an additional nine (9) shares of Series B Preferred and the Chief Financial Officer, Peter Stazzone, was issued six (6) shares of Series B Preferred. The value of the share issuance was zero. The fair value of these shares was estimated based on a third-party valuation report and were issued to maintain voting control.

On May 8, 2019, the Company issued a short-term convertible note payable for $54,000 to a member of the Board of Directors. The note had a sixty-day term which was due on July 8, 2019 and bears interest at a rate of 15% per annum. The principal amount due of $54,000 was paid on May 26, 2021, leaving accrued interest of $16,717 outstanding.

On July 19, 2021, the Company issued a convertible promissory note (the “Note”) in favor of Geordan G. Pursglove, the Company’s Chairman and Chief Executive Officer, in the principal amount of $1,500,000, in satisfaction of Mr. Pursglove’s accrued salary owing of $1,239,800 and recognized a $260,200 loss on extinguishment of debt. The Note accrues interest at 2% per annum, with the principal and interest payments due in twelve equal monthly installments. At the holder’s election, the Note is convertible into shares of the Company’s common stock, at a price per share equal to 100% of the average closing price of the Company’s common stock for the five trading days immediately preceding the date of such conversion (the “Conversion Price”). The cash maturity date is July 19, 2022.

NOTE 11 - INCOME TAXES

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31,
	2021	2020

Statutory U.S. federal rate	(21.00)%	(21.00)%
Permanent differences	6.0%	6.0%
Valuation allowance	15.00%	15.00%
Provision for income tax expense(benefit)	0.0%	0.0%

A reconciliation of deferred tax assets and valuation is as follows:

	2021	2020
Deferred tax assets:
Net operating loss carry-forwards	$7,239,788	$6,248,363

Total deferred tax assets	$7,239,788	$6,248,363

Valuation allowance	(7,239,788)	(6,248,363)
Net deferred tax asset	$-	$-

At December 31, 2021, the Company had estimated U.S. federal net operating losses of approximately $34,473,000 for income tax purposes which will expire between 2032 and 2036. For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The net change in the total valuation allowance for the year ended December 31, 2021 was an increase of approximately $991,000 mainly attributable to the loss incurred in the current year. The Company follows ASC 740-10-25 which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company may not be able to utilize the net operating loss carryforwards for its US income taxes in future periods should it experience a change in ownership as defined in Section 382 of the Internal Revenue Code (“IRC”). Under section 382, should the Company experience a more than 50% change in its ownership over a three year period, the Company would be limited based on a formula as defined in the IRC to the amount per year it could utilize in that year of the net operating loss carryforwards. As of December 31, 2021, the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize Interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods in which there are uncertain tax positions.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Legal Matters

A complaint against the Company, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company’s acquisition of Service 800, seeking in excess of $1.6 million in damages. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800. Answers and Affirmative and Additional Defenses to Third Party Claims were filed by Ms. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and, on April 24, 2020, Ms. Bredeson filed a Motion to Dismiss. The Court denied in full Ms. Bredeson’s motion to dismiss or for a more definite statement. Subsequently, using a wholly owned entity she controls, Ms. Bredeson filed another matter, captioned Green Valley Associates Inc. vs Service 800 Inc., 27-CV-20-13800. Although Ms. Bredeson is seeking to have the matters handled by separate judges, the Company sought consolidation of the two matters before Judge Klein, the judge who denied Ms. Bredeson’s motion to dismiss, but the consolidation was denied. Ms. Bredeson also has since filed, and then withdrawn, other motions, without allowing them to reach Judge Klein. Ms. Bredeson’s motion for summary judgment was ruled against by Judge Klein. The discovery has closed in both cases. On March 14, 2022 the judge granted the Company’s motion for sanctions against Bredeson for spoilation of documents that were likely to be relevant in the case. The judge also found that we were likely to be prejudiced by her conduct, so a sanction was warranted. On March 23, 2022 the judge granted the plaintiff’s motion for reimbursement of legal services by the Company incurred in opposing counterclaims brought by the Company in the amount of $95,506 as allowed by Minnesota statutes.

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

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. No accrual has been made in the above matter as the determination is that a loss is not probable as of December 31, 2021 nor can a loss be reasonably estimated.

A complaint against the Company, dated June 9, 2021, has been filed in Salt Lake County, Utah, by Iliad Research and Trading, L.P. (“Iliad”), a former noteholder, that claims a Notice of Exercise of Warrant was delivered and the Company failed to timely deliver the Warrant shares. The shares to be issued are based on a $32,500 warrant principal that is exercisable based on the lesser of $0.15, or the average of the three lowest closing bid prices in the prior 20 trading days multiplied by a 45% discount. Iliad is seeking in excess of $1.4 million in damages. The Company and Iliad reached a Settlement Agreement and on August 20, 2021 the Company issued 363,185,553 shares of Common Stock to Iliad and recognized a loss on extinguishment of debt of $521,004.

A complaint against the Company, dated July 29, 2021, has been filed in the United States District Court of Nevada, by Discover Growth Fund, LLC, (“Discover”), a current stockholder, for claims related to the issuance of shares of Series C Preferred Stock to Discover during the first quarter of 2021. On August 20, 2021, the Company and Discover reached a Settlement Agreement whereby the Company will issue 72,638 shares of Preferred Series C stock to Discover. This Settlement Agreement is conditioned upon obtaining a court order approving the settlement between the parties. The court approved the Settlement Agreement on November 17, 2021, and 72,638 shares of Preferred Series C stock were issued to Discover.

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

Leases	December 31, 2021
Assets
ROU operating lease assets, net	$59,017
Total ROU assets	$59,017
Liabilities
Current:
Operating lease liabilities	$47,731
Noncurrent:
Operating lease liabilities	18,690
Total lease liabilities	$66,421

The following table presents supplemental lease information

As of December 31, 2021
Operating Lease Cost	$44,418
Right of Use Assets obtained in exchange for new operating lease obligations	-

Other Information
Weighted Average Remaining Lease Term-- Operating Leases	1.42 years
Weighted Average Discount Rate - Operating Leases	11.02%

Maturities of lease liabilities were as follows:
Year ending December 31,
Operating lease payments, 2022	$52,698
Operating lease payments, 2023	22,462
75,160
Less discount	(8,739)
Present value	$66,421

NOTE 13 - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

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

Convertible debt that is convertible into 4,780,883,321 and 1,819,902,063 shares of the Company’s common stock are not included in the computation, along with 249,999,900 and 249,999,900 of the Company’s preferred stock after conversion, for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there are 842,002 shares of series C preferred stock issued and outstanding that are convertible into 8,420,020,000 shares of common stock. Additionally, there are 16,666,667 and 16,666,667 warrants that are exercisable into shares of stock as of December 31, 2021 and December 31, 2020, respectively, and there is an outstanding issue with a former noteholder that claims warrants as being issued and outstanding that could result in zero and 86,474,501 shares being issued as of December 31, 2021 and 2020. The Company and the former noteholder reached a Settlement Agreement and on August 20, 2021 the Company issued 363,185,553 shares of Common Stock to the former noteholder. As warrants are exercisable above the current market rate, they would be excluded from any dilutive share calculations.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 2021 and 2020:

	2021	2020
Loss from continuing operations	$(9,181,054)	$(10,803,566)
Income from discontinued operations	-	350,700
Consolidated net loss	$(9,181,054)	$(10,452,866)
Weighted average shares used for diluted earnings per share	5,441,304,567	2,377,723,063
Incremental Diluted Shares	-*	-*
Weighted Average shares used for diluted earnings per share	5,441,304,567	2,377,723,063
Net loss per share:
Basic and Diluted continuing operations	$(0.00)	$(0.00)
Basic and Diluted: discontinued operations	$-	$0.00
Total Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

_____________

* The shares associated with convertible debt, preferred stock and warrants are not included because the inclusion would be anti-dilutive.

NOTE 14 - SUBSEQUENT EVENTS

On February 9, 2022, 375,000,000 shares of common stock were issued relating to a convertible note reducing the principal amount by $150,000 to $1,350,000.

On February 22, 2022, 75,062 shares of Series C Convertible Preferred Stock were converted to 750,620,000 shares of common stock.

On March 9, 2022, 133,902,874 shares of common stock were issued to the Chief Financial Officer, Peter Stazzone, as part of his employment agreement.

On March 16, 2022, 79,180 shares of Series C Convertible Preferred Stock were converted to 791,800,000 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our President (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-1I) and 15I5(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Certifying Officers have concluded that, as of the end of such period, December 31, 2021, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Certifying Officers, to allow timely decisions regarding such disclosure.

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

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was not effective as of the end of the fiscal year ended December 31, 2021. Based upon that evaluation, the Company’s President concluded that the Company’s internal control over financial reporting is not effective due to the material weakness noted below. A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified. The Company downsized its workforce in 2020 and at December 31, 2021 did not have sufficient people with complex accounting expertise on certain matters to support its internal control over financial reporting which impacted its financial close process.

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

Changes in internal controls over financial reporting

There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

For the fourth quarter ended December 31, 2021, all items required to be disclosed under Form 8-K were reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our officers and directors follows.

MANAGEMENT

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of the date of this report:

Name	Age	Position(s)	Date of Appointment

Geordan Pursglove	34	Chief Executive Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors	March 18, 2019
Peter M. Stazzone	69	Director, Chief Financial Officer	July 27, 2018
Robert E. Honeyman	68	Independent Director	July 27, 2018
Henry J. Gurley	64	Independent Director	July 3, 2020

Geordan Pursglove. Mr. Pursglove was appointed as President on March 18, 2019. Prior to this Mr. Pursglove served as the managing director of The 2GP Group LLC. During his time as the Managing Director of The 2GP Group, Mr. Pursglove had built multiple businesses, in Sports, Sales, Marketing and Logistics. Prior to forming The 2GP Group, Mr. Pursglove attended Broward College from 2007 to 2011, Mr. Pursglove has spent time at the multiple companies which his father co-founded, George D. Pursglove. He has spent years becoming familiar with all aspects of the businesses.

Peter M. Stazzone. Mr. Stazzone was appointed to serve as a member of our Board of Directors on July 27, 2018. Mr. Stazzone is an accomplished business leader and an experienced board member in both the public and nonprofit sectors. He has served on the board of the Italian Association, a non-profit, since 2013, where he acts as Board Treasurer. Mr. Stazzone served on the board of COMPTEL from 2013 to 2016, where he oversaw the audit committee. He earned his Master of Business Administration from DePaul University with a Master of Business Administration, Finance and received earned his Bachelor of Science, Accounting from the University of Illinois. He also is a member of the American Institute of Certified Public Accountants (AICPA). On February 8, 2020 (the “Effective Date”), the Company appointed Peter Stazzone to serve as the Chief Financial Officer of the Company and the Vice President of Finance of Service 800, Inc. the Company’s subsidiary. Mr. Stazzone shall also continue serving as a Director of the Company.

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

Henry J. Gurley. Mr. Gurley combines over 30 years of experience in capital markets and corporate finance. In 2016, Mr. Gurley joined Boustead Securities, an investment banking firm that provides global capital markets services to top tier, high growth companies, where he currently serves as a managing director. In 2012 prior to joining Boustead, Mr. Gurley founded BuzBux, Inc. a real time marketing network that allows small and medium sized businesses to instantly deliver customized mobile coupon offers to their customers’ cell phones. From 2005 to 2012, Mr. Gurley was a Senior- Vice President and Branch manager at Newport Coast Securities, a full-service broker dealer in New York, where he was primarily involved in investment banking and sales trading and served on the firm’s investment banking committee. Mr Gurley is a graduate of the University of Virginia, McIntire School of Commerce and holds a Bachelor of Science degree in finance.

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

Family Relationships

Geordan Pursglove, managing member of The 2GP Group LLC, which holds 206.2499 shares of Series A Preferred Stock, is the President, CEO and Director of the Company.

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

Audit Committee

Our audit committee consists of Messrs. Honeyman, Gurley and Stazzone, with Mr. Stazzone serving as the chairman. Our Board of Directors has determined that Mr. Stazzone is an “audit committee financial expert” within the meaning of the SEC regulations. Mr. Stazzone became Chief Financial Officer of the Company on February 8, 2021 and is no longer independent. Our Board of Directors has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board of Directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for our fiscal years ended December 31, 2021 and 2020 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2021.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total Compensation ($)

Geordan Pursglove	2021	$360,000	*	$-	$-	$-	$-	$360,000	*
Chief Executive Officer and Chairman	2020	$360,000	*	$-	$-	$-	$-	$360,000	*
Peter Stazzone
Chief Financial Officer (1)	2021	$180,000		$-	$-	$-	$-	$180,000	(1)

* *(1)	Represents accrued but unpaid salaries during fiscal years 2021 and 2020. Appointed in 2021, no 2020 compensation expense

There were no other salaries paid in 2021 and 2020 to any other officer. No executive officer received total annual salary and bonus compensation in excess of $1,000,000.

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

On February 8, 2021 the Company appointed Peter Stazzone as Chief Financial Officer of the Company and Vice-President of Service 800, Inc., a subsidiary of the Company. In connection with Mr. Stazzone’s appointment as the Company’s Chief Financial Officer, on the Effective Date, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Stazzone for an initial term of three years at an annual salary of $180,000 (“Base Salary”). Mr. Stazzone is also eligible to earn an annual fiscal year cash performance bonus for each whole or partial fiscal year of his employment period with the Company of a target bonus of an amount equal to up to 100% of the Base Salary. The Company shall issue to Stazzone shares of restricted common stock of the Company in the amount equal to one (1%) percent of the Company’s issued and outstanding common stock as of each of the following dates (the “Shares”), provided that the Employment Agreement has not been terminated prior to such date(s): (i) the first anniversary of the Employment Agreement; (ii) the second anniversary of the Employment Agreement; and (iii) the third anniversary of the Employment Agreement.

Other than as set forth herein, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Outstanding Equity Awards at Fiscal Year End

As of the Company’s fiscal years ended December 31, 2021 and 2020, the Company had no outstanding equity awards.

Director Compensation

The Company plans to appoint additional directors and may reimburse its directors for expenses incurred in connection with attending board meetings. The Company paid director fees totaling $30,000 during 2021. The Company has no formal plan for compensating its directors for their service in their capacity as directors.

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

On December 31, 2019, the Company canceled 100 shares of Pre reverse-stock split shares Series A preferred stock which were owned by Mr. Pursglove through the entity The 2GP Group LLC. The 100 shares of preferred stock were returned to treasury, increasing the number of shares of authorized undesignated preferred stock from 0 to 100. The Board designated 51 of such 100 pre-reverse stock split shares as Series B Preferred. Each share of Series B Preferred carries approximately 1% of the voting power, but these shares do not have any economic rights. The Board issued 33 shares of the Series B Preferred stock to Geordan Pursglove during the year ended December 31, 2020. The value of the stock issuance was $483,450 based on an independent valuation of the transaction. During the year ended December 31, 2021, Mr. Pursglove received twelve (12) shares of Series B Preferred stock and the Chief Financial Officer, Peter Stazzone, was issued six (6) shares of Series B Preferred. The value of the stock issuance was zero based on an independent third party valuation of the transactions.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities; (ii) our director and chief executive officer; (iii) our chief financial officer; and (iv) all executive officers and directors as a group as of March 31, 2022. Unless otherwise indicated, the address of all listed stockholders is c/o Beyond Commerce, Inc., 3773 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)	Series A Preferred Stock Beneficially Owned (1)	Series A Percentage of Preferred Stock Owned (1)	Series B Preferred Stock Beneficially Owned (1)	Percentage of Series B Preferred Stock Owned (1)	Percentage of Voting Power (2)
Directors and Officers:

Geordan Pursglove (3)	-	-	206.2499	82.50%	45	88.2%	49.8%
Peter Stazzone	133,902,874	1%	-	-	6	11.8%	7.0%
Henry Gurley	-	-	-	-	-	-	-
Robert Honeyman	-	-	-	-	-	-	-

All officers and directors (4 persons)	133,902,874	1%	206.2499	82.50%	51	100%	56.8%

The 2GP Group, LLC (3)	-	-	206.2499	82.50%	-	-	5.94%
Fiona Oakley(4)	1,556,632	*	43.750	17.50%	-	-	.01%

(1)

Applicable percentage ownership is based on shares of common stock outstanding 249.9999 shares of Series A Preferred Stock, 51 shares of Series B Preferred Stock and 812,692 shares of Series C Preferred Stock issued and outstanding as of March 31, 2022. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of March 31, 2022.

(2)

Represents the number of votes held on all matters submitted to a vote of our stockholders. As of March 31, 2022, we have 249.9999 shares of Series A Preferred Stock issued and outstanding, each entitled to 3,000,000 votes per share, =51 shares of Series B Preferred Stock and 812,692 shares of Series C Preferred Stock issued and outstanding. Each one (1) share of the Series B Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total number of votes of issued and outstanding shares of stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. Each share of Series C Preferred Stock is convertible into 100,000 shares of common stock and has voting rights on an as-converted basis, provided that the shareholder is prohibited from converting into a number of shares of common stock that exceeds 9.99% of the issued and outstanding common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2021 and 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $139,031 and $131,000 respectively.

Tax Fees

For the fiscal years ended December 31, 2021 and 2020, for professional services related to tax compliance, tax advice, and tax planning work by our principal accountants, we incurred expenses of $0 and $0 respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

71

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

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beyond Commerce, Inc.

March 31, 2022	By:	/s/ Geordan Pursglove
Geordan Pursglove, President/CEO and Director
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Geordan Pursglove	President, CEO	March 31, 2022
Geordan Pursglove	(Principal Executive Officer)

/s/ Peter Stazzone	CFO, Director	March 31, 2022
Peter Stazzone	(Principal Financial Officer, Principal Accounting Officer)

/s/ Henry Gurley	Director	March 31, 2022
Henry J. Gurley

