Form 10-Q
period 2022-06-30
Beyond Commerce, Inc.
filed 2022-08-12
CIK 1386049

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At August 8, 2022, the registrant had 16,400,026,956 shares of common stock outstanding.

2

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond Commerce, Inc.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED

June 30, 2022 & 2021

3

BEYOND COMMERCE, INC.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash & cash equivalents	$735,584	$570,349
Accounts receivable, net	1,114,371	971,095
Other current assets	62,260	65,903
Total current assets	1,912,215	1,607,347
Operating Lease of right use asset	38,242	59,017
Property, equipment, and software - net	16,347	23,980
Investments	300,000	250,000
Intangible asset - net	1,816,533	1,987,216
Goodwill	1,299,144	1,299,144

Total assets:	$5,382,481	5,226,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$441,434	$490,654
Operating Lease Liability, current	43,340	47,731
Accrued Interest	1,273,821	1,002,410
Accrued Payroll & related items	161,940	110,165
Derivative liability	545,293	532,384
Short-term borrowings – net of discount	2,781,428	1,731,428
Short-term borrowings- related party	1,350,000	1,500,000
Total current liabilities	6,597,256	5,414,772

Long-term borrowings – net of discount	3,076,547	3,058,828
Operating lease liability, noncurrent	-	18,690
Total liabilities	9,673,803	8,492,290

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock series A, $0.001 par value of 250 shares authorized and 249.999 shares issued and outstanding, respectively.	-	-
Preferred stock series B, $0.001 par value of 51 shares authorized and 51 shares issued and outstanding, respectively,	-	-
Preferred Stock series C, $0.001 par value of 50,000,000 authorized and 687,760 and 842,002 shares issued and outstanding, respectively,	688	842
Common stock, $0.001 par value, 30,000,000,000 shares authorized, 15,608,276,956 and 13,390,287,415 issued and outstanding, respectively,	15,608,277	13,390,287
Additional paid in capital	49,108,880	51,073,155
Accumulated deficit	(69,078,721)	(67,808,598)
Deficit attributable to Beyond Commerce, Inc stockholder	(4,360,876)	(3,344,314)
Equity attributable to noncontrolling interest	69,554	78,728
Total stockholders' deficit	(4,291,322)	(3,265,586)

Total liabilities and stockholders' deficit	$5,382,481	$5,226,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE & SIX-MONTH ENDED JUNE 30,

(unaudited)

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Revenues	$1,038,092	$1,120,599	$2,047,500	$2,234,118

Operating expenses
Cost of revenue	318,439	342,068	604,558	721,064
Selling, general and administrative	195,928	179,834	377,745	384,063
Payroll expense	632,972	780,722	1,407,199	1,503,130
Professional Fees	190,739	578,883	413,539	776,177
Depreciation and amortization	82,326	95,989	178,316	210,821
Total operating expenses	1,420,404	1,977,496	2,981,357	3,595,255

Loss from operations	(382,312)	(856,897)	(933,857)	(1,361,137)

Non-operating income (expense)
Interest expense	(191,350)	(118,051)	(339,012)	(267,117)
Amortization of debt discount	-	(26,562)	-	(53,124)
Derivative related expenses	-	(7,039)	-	(2,944,750)
Change in derivative liability	(60,727)	(26,875)	(12,909)	731,354
Gain on forgiveness of PPP loan	-	505,111	-	505,111
Gain (loss) on extinguishment of debt	6,481	(521,004)	6,481	(3,956,699)
Total non-operating income (expense)	(245,596)	(194,420)	(345,440)	(5,985,225)

Loss from continuing operations before income tax	(627,908)	(1,051,317)	(1,279,297)	(7,346,362)
Provision for income tax	-	-	-	-

Consolidated net loss	(627,908)	$(1,051,317)	$(1,279,297)	$(7,346,362)

Noncontrolling interest	$(4,589)	$(4,181)	$(9,174)	$(9,117)

Net Loss	$(623,321)	$(1,047,136)	$(1,270,123)	$(7,337,245)

Net income (loss) per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of capital outstanding (basic and diluted)	15,589,961,938	5,604,768,785	14,834,207,405	4,850,306,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30,

(Unaudited)

	2022	2021
Net loss	$(1,279,297)	$(7,346,362)

Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	53,561	43,950
Loss on derivative	-	2,944,749
Amortization of debt discount	17,719	53,124
Depreciation and amortization	178,316	210,822
Loss on extinguishment of debt	-	3,956,699
Gain on forgiveness of PPP loan	-	(505,111)
Interest expense – original interest discount	50,000	-
Change in derivative liability	12,909	(731,354)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(143,276)	80,106
(Increase) decrease in other current assets	24,418	(34,023)
Increase (decrease) in accounts payable	(49,220)	(207,455)
Increase (decrease) in payroll liabilities	51,775	(21,603)
Increase (decrease) in other current liabilities	248,330	240,585
Net cash provided by (used in) in operating activities.	$(834,765)	$(1,315,873)

Cash flows from investing activities:

Cash flows from financing activities:
Cash receipts from note payable	1,000,000	775,000
Proceeds from sale of preferred stock Series C	-	1,000,000
Payment on note payable	-	(72,659)
Net cash provided by financing activities	$1,000,000	1,702,341
Net increase (decrease) in cash and cash equivalents	165,235	386,468

Cash and cash equivalents, beginning balance	570,349	84,262
Cash and cash equivalents, ending balance	$735,584	$470,730
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$8,462
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$150,000	$943,289
Stock issued for conversion of Series C preferred stock	$1,542,420	$1,230,000
Stock issued in escrow for Letter of Intent	$50,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional		Non	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Controlling Interest	Stockholders’ Deficit
Balance Year December 31, 2020	249.9999	$-	33	$-	-	$-	3,410,355,200	$3,410,355	$50,263,645	$(58,645,834)	$97,018	$(4,874,816)
Common stock issued for debt conversion							943,288,342	943,288				943,288
Preferred Series C issued					10,000	10			999,990			1,000,000
Preferred Series B issuance			3						43,950			43,950
Extinguishment of Debt					1,556,905	1,557	598,048,320	598,048	2,836,090			3,435,695
Extinguishment of derivative liabilities on conversion									2,958,547			2,958,547
Net loss										(6,290,109)	(4,936)	(6,295,045)
Balance March 31, 2021	249.9999	$-	36	$-	1,566,905	$1,567	4,951,691,862	$4,951,691	$57,102,222	$(64,935,943)	$92,082	$(2,788,381)
Common stock issued for conversion of preferred stock series C					(123,000)	(123)	1,230,000,000	1,230,000	(1,229,877)			-
Net Loss										(1,047,136)	(4,181)	(1,051,317)
Balance June 30, 2021	249.9999		$36		$1,443,905	$1,444	6,181,691,862	$6,181,692	$55,872,345	$(65,983,079)	$87,901	$(3,839,697)

Balance Year December 31, 2021	249.9999	$-	51	$-	842,002	$842	13,390,287,415	$13,390,287	$51,073,155	$(67,808,598)	$78,728	$(3,265,586)
Common Stock issued for employment agreement							133,902,874	133,903	(80,342)			53,561
Common stock issued for conversion of preferred stock series C					(154,242)	(154)	1,542,420,000	1,542,420	(1,542,266)			-
Common stock issued for debt conversion							375,000,000	375,000	(225,000)			150,000
Net loss										(646,802)	(4,587)	(651,389)
Balance March 31, 2022	249.9999	$-	51	$-	687,760	$688	15,441,610,289	$15,441,610	$49,225,547	$(68,455,400)	$74,141	$(3,713,414)
Common Stock issued for Letter of Intent							166,666,667	166,667	(116,667)			50,000
Net Loss										(623,321)	(4,587)	(627,908)
Balance June 30, 2022	249.9999	$-	51	$-	687,760	$688	15,608,276,956	$15,608,277	$49,108,880	$(69,078,721)	$69,554	$(4,291,322)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

June 30, 2022

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

Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the periods ended June 30, 2022 and 2021 included herein include the accounts of the Company, its wholly-owned subsidiary Service 800 Inc., and Customer Centered Strategies, LLC (“CCS”), which the Company has an 80% investment interest.

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

NOTE 2. SELECTED ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three (3) and six (6) months ended June 30, 2022 and 2021, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020, respectively, which are included in the Company’s December 31, 2021 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 31, 2022. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) and six (6) months ended June 30, 2022 are not necessarily indicative of results for the entire year ending December 31, 2022.

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

Fair Value Measurements

	June 30, 2022 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$-	$-	$545,293	$545,293
Total	$-	$-	$545,293	$545,293

	December 31, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$-	$-	$532,384	$532,384
Total	$-	$-	$532,384	$532,384

Derivative liability as of December 31, 2021	$532,384
Change in derivative liability during the period	12,909
Balance at June 30, 2022	$545,293

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

Management used the following inputs to value the Derivative Liabilities for the six months ended June 30, 2022:

June 30, 2022 Derivative Liability
Expected term	1 year
Exercise price	$0.00008
Expected volatility	270%
Expected dividends	None
Risk-free rate	2.80%

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

On April 8, 2022, the Company executed a binding Letter of Intent (“LOI”) with Electric Built, Inc., headquartered in Inglewood, California. The acquisition will provide the Company exclusive access to Electric Built’s commercial business know-how, intellectual property, and business relationships and operations in electric vehicle fleet service. The Company paid Electric Built an initial payment in the amount of $50,000 in shares of restricted common stock of Beyond Commerce in connection with the execution of a Definitive Agreement, which shares are being held in escrow. If the closing has not occurred prior to the termination date in the Definitive Agreement, Electric Built shall release such shares and return to the shares to the Company.

NOTE 5. SHORT- AND LONG-TERM BORROWINGS

Short-term and Long-term borrowings, consist of the following:	June 30,	December 31,
Short term debt;	2022	2021
Convertible Promissory Notes, bearing an annual interest rate of 24% secured, past due	$112,259	$112,259
Short-Term Note – Jean Mork Bredeson cash deficit holdback, 15%, past due	210,000	210,000
Short-Term Note – Jean Mork Bredeson purchase allocation, 15%, past due	1,409,169	1,409,169
Promissory Note – bearing annual interest rate of 3.25%	1,200,000	-
Convertible promissory note, related party interest rate 2.0%	1,350,000	1,500,000
Total short-term debt	$4,281,428	$3,231,428

Long term debt;
Funding from the SBA Program, annual interest of 3.75%, due 03/30/2051	150,000	150,000
Promissory Note – Jean Mork Bredeson, interest rate 5.5%, due 2/28/2022, past due	2,100,000	2,100,000
Senior Secured Redeemable Debenture, bearing an annual interest rate of 16%, due 12/31/2021, long term, past due	826,547	826,547

Total short-term and long-term borrowings, before debt discount	7,357,975	6,307,975
Less debt discount	150,000	(17,719)
Total short-term and long-term borrowings, net	$7,207,975	$6,290,256
Short-term and Long-term borrowings, consist of the following:
Short-term borrowings – net of discount	$4,131,438	$3,231,428
Long-term borrowings – net of discount	3,076,547	3,058,828
Total Short-Term and long term borrowings – net of discount	$7,207,975	$6,290,256

On November 27, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 27, 2018, in the amount of $250,000. The lender was Auctus Fund LLC. The notes have a maturity of August 27, 2019 and interest rate of 12% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. Additionally, if the stock price falls below par value, additional shares will be issued at the lower conversion rate so that stocks continue to be issued at par value. The note may be prepaid but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company is currently negotiating an extension with the noteholder as it is currently past due. As a result of a default provision, the interest rate has increased to 24% and additional principal was added in the amount of $15,000. As of June 30, 2022, the outstanding balance is $112,259.

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

As a component of the Service 800 transaction, in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson, a $210,000 amount was to be withheld until May 30, 2019 and continues to be outstanding. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson, this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $1,409,169 as of June 30, 2022 and December 31 2021, respectively. Although holdbacks did not initially include interest obligations, we agreed to begin accruing interest at 15% in October 2019.

On March 30, 2021 the Company through its Service 800 Inc. subsidiary, received $150,000 in funding in conjunction with a promissory note under the SBA Loan Program. Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest. This loan is a 30-year term note, bearing 3.75% interest due March 30, 2051. Installment payments, including principal and interest, of $731 monthly, will begin September 1. 2023.

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

On April 1, 2022, the “Company entered into a promissory note (the “Note”) in favor of Discover Growth Fund, LLC (the “Discover”), in the aggregate principal amount of $1,200,000 for which the Company received $1,000,000 in cash, reflecting an original issuance discount of 20%, with repayment to be made not later than April 1, 2023. Pursuant to the Note, at any time and from time to time Discover may, in its sole discretion, subject to certain ownership limitations, convert all or any portion of the then outstanding balance of the Note into shares of the common stock of the Company at a price per share equal to the closing bid price on March 31, 2022 of $0.0003. The Company recorded a debt discount of $200,000 for the original issue discount amortizable over the succeeding twelve months in accordance with ASC 835-30-45. Interest expense of $50,000 was recorded for the three and six months ended June 30, 2022.

NOTE 6. COMMON STOCK AND PREFERRED STOCK

Common Stock

As of June 30, 2022, our authorized capital stock consisted of 30,000,000,000 shares of common stock, par value $0.001 per share.

During the six months ended, June 30, 2022, the Company issued 375,000,000 shares valued at $150,000 at a price per share of $0.0004 for the conversion of certain debt and accrued interest into shares of our stock and extinguishment of debt. Additionally, the Company issued 1,542,420,000 shares valued at $1,542,420 at a price per share of $0.001 for the conversion of Series C Preferred Stock and issued 133,902,874 shares valued at $53,561 at a price per share of $0.0004 as part of the Company’s employment agreement with the Chief Financial Officer, Peter Stazzone.

On April 8, 2022, the Company executed a binding Letter of Intent (“LOI”) with Electric Built, Inc. The Company paid Electric Built an initial payment in the amount of 166,666,667 shares of restricted common stock at a value of $50,000  at a price per share of $0.0003 of Beyond Commerce in connection with the execution of a Definitive Agreement, which is being held in escrow. If the closing has not occurred prior to the termination date in the Definitive Agreement, Electric Built shall release such shares and return to the Company.

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

During the first quarter of 2022, 154,242 shares of Series C Convertible Preferred Stock were converted to 1,542,420,000 shares of common stock. No shares of Series C Convertible Preferred Stock were converted during the second quarter of 2022.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Matters

A complaint against the Company, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company’s acquisition of Service 800, seeking in excess of $1.6 million in damages. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800. Answers and Affirmative and Additional Defenses to Third Party Claims were filed by Ms. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and, on April 24, 2020, Ms. Bredeson filed a Motion to Dismiss. The Court denied in full Ms. Bredeson’s motion to dismiss or for a more definite statement. Subsequently, using a wholly owned entity she controls, Ms. Bredeson filed another matter, captioned Green Valley Associates Inc. vs Service 800 Inc., 27-CV-20-13800. Although Ms. Bredeson is seeking to have the matters handled by separate judges, the Company sought consolidation of the two matters before Judge Klein, the judge who denied Ms. Bredeson’s motion to dismiss, but the consolidation was denied. Ms. Bredeson also has since filed, and then withdrawn, other motions, without allowing them to reach Judge Klein. Ms. Bredeson’s motion for summary judgment was ruled against by Judge Klein. The discovery has closed in both cases. On March 14, 2022 the judge granted the Company’s motion for sanctions against Bredeson for spoilation of documents that were likely to be relevant in the case. The judge also found that the Company was likely to be prejudiced by her conduct, so a sanction was warranted. On March 23, 2022 the judge granted the plaintiff’s motion for reimbursement of legal services by the Company incurred in opposing counterclaims brought by the Company in the amount of $95,506 as allowed by Minnesota statutes. An order for Pretrial has been ordered for September 19,2022. If the matter is not resolved at that time, a trial date has been set for October 3, 2022.

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

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. No accrual has been made in the above matter as the determination is that a loss is not probable as of June 30, 2022 nor can a loss be reasonably estimated.

In addition to the above, from time to time, we may be involved in litigation in the ordinary course of business. Other than as set forth above, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States of America. The ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, which remain uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on the Company’s financial condition, results of operations and cash flows. Therefore, while we expect this matter to have an impact our business, the impact to our results of operations and financial position cannot be reasonably estimated at this time.

Russia-Ukraine conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. We have no basis to evaluate the possible risks of this conflict.

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

Convertible debt that is convertible into 8,780,883,321 and 370,602,246 shares of the Company’s common stock are not included in the computation, along with 249,999,900 and 249,999,900 of the Company’s preferred stock after conversion, as of June 30, 2022 and 2021, respectively. As of June 30, 2022, there are 687,760 shares of series C preferred stock issued and outstanding that are convertible into 6,877,600,000 shares of common stock. Additionally, there are 16,666,667 and 16,666,667 warrants that are exercisable into shares of stock as of June 30, 2022 and 2021, respectively.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three and six - month periods ended June 30, 2022 and 2021:

	Six-month period ended June 30,		Three-month period ended June 30,
	2022	2021	2022	2021
Loss from continuing operations	$(1,279,297)	$(7,346,362)	$(627,908)	$(1,051,317)

Consolidated net loss	$(1,279,297)	(7,346,362)	$(627,908)	$(1,051,317)
Weighted average shares used for diluted earnings per share	15,589,961,838	4,850,306,210	14,834,207,405	5,604,768,785
Incremental Diluted Shares	- *	- *	- *	- *
Weighted Average shares used for diluted earnings per share	15,589,961,938	4,850,306,210	14,834,207,405	5,604,768,785
Net income (loss) per share:
Basic and Diluted: continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted: discontinued operations	$-	$-	$-	$-
Total Basic and Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

*

The shares associated with convertible debt, preferred stock, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per common share).

NOTE 10. SUBSEQUENT EVENTS

On July 13, 2022, 79,175 shares of Series C Convertible Preferred Stock were converted to 791,750,000 shares of common stock.

                On July 13, 2022 the Company signed a definitive agreement to acquire Electric Built, Inc. headquartered in Inglewood, California. The Company had initially executed a binding Letter of Intent (“LOI”) on April 8, 2022 with Electric Built, Inc. The acquisition is expected to close by September 20, 2022.

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

About Beyond Commerce

Beyond Commerce, Inc. was formed as a Nevada corporation on January 12, 2006.We are focused on business combinations of “big data” companies in global B2B internet marketing analytics, technologies and services. Our objective is to develop and deploy disruptive strategic software technology that will build on organic growth potential and to exploit cross-selling opportunities. We plan to offer a cohesive global digital product and services platform to provide clients with a single point of contact for their big data, marketing and related sales initiatives. We believe our business model will ensure that information will remain secure and private, as necessitated by the current market climate.

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

We currently owns and operates a data company and is actively seeking acquisition opportunities in high growth sectors such as psychedelics, cryptocurrency, ESports and Logistics among others. Our strategy is to identify companies in the early stages of development or growth, acquire them and provide these companies capital in order to accelerate their development and growth with the intention to ultimately sell these companies.

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

For the Three Months Ended June 30, 2022 and June 30, 2021

Revenue

Revenue generated for the three months ended June 30, 2022 was $1,038,092 compared to $1,120,599 from the comparable three-month period in 2021.

Operating Expenses

For three months ended June 30, 2022, operating expenses were $1,420,404, and for the three months ended June 30, 2021, operating expenses were $1,977,496 in part to a reduction in professional fees of $388,147 and payroll expenses of $147,746. Cost of revenues decreased by $25,881 due to a reduction in revenues and general and administrative expense increased by $16,349.

Non-Operating Income (Expense)

The Company reported non-operating expense of $245,596 for the three months ended June 30, 2022, as compared to $194,420 for the three months ended June 30, 2021 mainly because of the recognition of gain on loan forgiveness of the PPP loan of $505,111 in the three months ended June 30, 2021.

Net Income (loss)

Loss from operations for the three months ended June 30, 2022 and 2021 was $627,908 and 1,047,316, respectively. For three months ended June 30, 2022, the Company incurred a net loss of $623,321 as compared to a net loss of $1,047,140 for the three months ended June 30, 2021 due to the reduction of operating costs as detailed above, and the absence of the loan forgiveness relating to the PPP loan of $505,111, which occurred in 2021.

For the Six Months Ended June 30, 2022 and June 30, 2021

Revenue

Revenue generated for the six months ended June 30, 2022 was $2,047,500 compared to $2,234,118 from the comparable six-month period in 2021.

Operating Expenses

For six months ended June 30, 2022, operating expenses were $2,981,357 and for the six months ended June 30, 2021, operating expenses were $3,595,255. The Company’s cost of revenues decreased corresponding to a decrease in revenues in the comparable periods. The Company was able to achieve a reduction in professional fees of $332,803 and payroll expense of $95,929 during the six months ended June 30, 2022 compared to the same period in 2021. General and administrative expenses decreased by $35,897 and depreciation expense decreased by $32,506 in 2022 compared to the same six month period ended June 30, 2021.

Non-Operating Income (Expense)

The Company reported non-operating expense of $345,440 for the six months ended June 30, 2022, as compared to $5,985,225 for the six months ended June 30, 2021 due mainly to the recording of derivative related expenses of $2,944,750, loss on extinguishment of debt of $3,956,699 and offset in part by the gain on the forgiveness of the PPP loan of $505,111 during the six months ended June 30, 2021.

During the six months ended June 30, 2022, the Company incurred interest expense of $339,012, recognized an expense in the change of the derivative liability of $12,909 offset in part by a gain on debt forgiveness of $6,481.

Net Income (loss)

Loss from operations for the six months ended June 30, 2022 and 2021 was $1,279,297 and 7,346,362, respectively due to the factors detailed above and noting that the derivative related expenses and loss on extinguishment of debt occurring in 2021 did not continue in 2022.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve (12) months.

Going Concern

There is substantial doubt about our ability to continue as a going concern.

As of June 30, 2022, we had an accumulated deficit of $69,078,721 and a working capital deficit of $4,685,041. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue relying upon the issuance of debt and equity securities to finance our operations. In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing. However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital, that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $1,912,215 and $1,607,347 as of June 30, 2022 and December 31, 2021, respectively. Current assets would consist primarily of cash and accounts receivable. The Company had a $69,078,721 accumulated deficit on its balance sheet as of June 30, 2022.

We had total current liabilities of  6,597,256 and $5,414,772 as of June 30, 2022 and December 31, 2021, respectively. Current liabilities consisted primarily of the derivative liability, accounts payable, accrued payroll and payroll taxes, related party debt, conventional and convertible debt, lease liability, accrued loss contingency, and accrued interest. In the current six months there were approximate increases in accrued interest of $271,000 and in accrued payroll liabilities of $52,000. Short-term borrowings – related party decreased by $150,000 due to the partial conversion on the note for stock. Short-term borrowings from nonrelated parties increased by $1,050,000 joined by an increase in accounts payable of $49,000, an increase in the current portion of the lease liability value of $4,000 and an increase in derivative liabilities of $13,000.

We had a working capital deficit of $4,685,041 and $3,807,425 as of June 30, 2022 and December 31, 2021, respectively, which increase is mainly due to the net increase in short-term borrowings during the three months ended June 30, 2022.

Cash Flow from Operating Activities

For the six months ended June 30, 2022 and 2021, cash used in operating activities was $834,765 and $1,315,873 respectively. This decrease of cash used is attributable to the decreased cash requirements for the operations of the Company which recorded a loss from operations of $933,857 for the six months ended June 30, 2022 compared to $1,361,137 for the same period in 2021.

Cash Flow from Investing Activities

No cash was used in investing activities for the six months ended June 30, 2022 and 2021.

Cash Flow from Financing Activities

For the six months ended June 30, 2022 and 2021, cash provided by financing activities was $1,000,000 and $1,702,342, respectively, due to proceeds from notes payable of 1,000,000 and 775,000, respectively, and the sale of Series C Preferred Stock of $0 and $1,000,000, respectively.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, describes the critical accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended June 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls were not effective.

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

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. No accrual has been made in the above matter as the determination is that a loss is not probable as of June 30, 2022 nor can a loss be reasonably estimated.

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

There were no unregistered sales of equity securities during the period ended June 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

A Convertible Promissory Note, bearing an annual interest rate of 12% secured, due August 27, 2019 remains outstanding and is in default. There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any other indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.				☒

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.				☒

32.1*	Section 1350 Certification of Principal Executive Officer.				☒

32.2*	Section 1350 Certification of Principal Financial Officer.				☒

101.INS	XBRL Instance.				☒

101.XSD	XBRL Schema.				☒

101.PRE	XBRL Presentation.				☒

101.CAL	XBRL Calculation.				☒

101.DEF	XBRL Definition.				☒

101.LAB	XBRL Label.				☒

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beyond Commerce, Inc.

Dated: August 12, 2022	By:	/s/ Geordan Pursglove
Geordan Pursglove, President / CEO (Principal Executive Officer)

