Form 10-Q
period 2022-09-30
Beyond Commerce, Inc.
filed 2022-11-14
CIK 1386049

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of  November 14, 2022, the registrant had 16,400,026,956 shares of common stock outstanding.

2

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond Commerce, Inc.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE- AND NINE-MONTH PERIODS ENDED

September 30, 2022 & 2021

3

BEYOND COMMERCE, INC.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2022	2021

Current assets:
Cash & cash equivalents	$610,697	$570,349
Accounts receivable, net	979,113	971,095
Other current assets	46,501	65,903
Total current assets	1,636,311	1,607,347
Right of use asset – operating lease	27,368	59,017
Property, equipment, and software - net	12,531	23,980
Investments	300,000	250,000
Intangible asset - net	1,738,023	1,987,216
Goodwill	1,299,144	1,299,144
Total assets:	$5,013,377	5,226,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$415,665	$490,654
Operating Lease Liability, current	31,184	47,731
Accrued Interest	1,419,687	1,002,410
Accrued Payroll & related items	155,641	110,165
Derivative liability	988,104	532,384
Short-term borrowings – net of discount	2,831,428	1,731,428
Short-term borrowings- related party	1,350,000	1,500,000
Total current liabilities	7,191,709	5,414,772

Long-term borrowings – net of discount	3,076,547	3,058,828
Operating lease liability, noncurrent	-	18,690
Total liabilities	10,268,256	8,492,290

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock series A, $0.001 par value of 250 shares authorized and 249.999 shares issued and outstanding, respectively.	-	-
Preferred stock series B, $0.001 par value of 51 shares authorized and 51 shares issued and outstanding, respectively,	-	-
Preferred Stock series C, $0.001 par value of 50,000,000 authorized and 608,585 and 842,002 shares issued and outstanding, respectively,	609	842
Common stock, $0.001 par value, 30,000,000,000 shares authorized, 16,400,026,956 and 13,390,287,415 issued and outstanding, respectively,	16,400,027	13,390,287
Additional paid in capital	48,317,209	51,073,155
Accumulated deficit	(70,037,691)	(67,808,598)
Deficit attributable to Beyond Commerce, Inc Stockholders	(5,319,846)	(3,344,314)
Equity attributable to noncontrolling interest	64,967	78,728
Total stockholders' deficit	(5,254,879)	(3,265,586)

Total liabilities and stockholders' deficit	$5,013,377	$5,226,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE & NINE-MONTH ENDED SEPTEMBER 30,

(unaudited)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Revenues	$975,636	$1,024,501	$3,023,137	$3,258,619

Operating expenses
Cost of revenue	258,275	287,439	862,833	1,008,503
Selling, general and administrative	171,602	158,057	549,347	542,120
Payroll expense	637,450	619,659	2,044,649	2,122,789
Professional Fees	150,789	369,674	564,328	1,145,851
Depreciation and amortization	82,326	105,412	260,642	316,233
Total operating expenses	1,300,442	1,540,241	4,281,799	5,135,496

Loss from operations	(324,806)	(515,740)	(1,258,662)	(1,876,877)

Non-operating income (expense)
Interest expense	(195,941)	(189,830)	(534,952)	(456,947)
Amortization of debt discount		(26,562)	-	(79,686)
Derivative related expenses	-	-	-	(2,944,750)
Change in derivative liability	(442,811)	(223,676)	(455,720)	507,678
Gain on forgiveness of PPP loan	-	628,403	-	1,133,514
Gain (loss) on extinguishment of debt	-	(1,131,856)	6,481	(5,088,555)
Total non-operating income (expense)	(638,752)	(943,521)	(984,191)	(6,928,746)

Loss from continuing operations before income tax	(963,558)	(1,459,261)	(2,242,853)	(8,805,623)
Provision for income tax	-	-	-	-

Consolidated net loss	(963,558)	$(1,459,261)	$(2,242,853)	$(8,805,623)

Noncontrolling interest	$(4,587)	$(4,587)	$(13,760)	$(13,704)

Net Loss attributable to Beyond Commerce	$(958,971)	$(1,454,674)	$(2,229,093)	$(8,791,919)

Net income (loss) per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of capital outstanding (basic and diluted)	16,207,919,312	6,844,198,467	14,791,576,616	3,710,228,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,

(Unaudited)

	2022	2021
Net loss	$(2,242,853)	$(8,805,623)

Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	53,561	263,700
Loss on derivative	-	2,944,750
Amortization of debt discount	17,719	-
Depreciation and amortization	260,642	316,233
Loss on extinguishment of debt	-	5,088,555
Gain on forgiveness of PPP loan	-	(1,133,514)
Interest expense – original interest discount	100,000	94,686
Change in derivative liability	455,720	(507,678)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(8,018)	209,972
(Increase) decrease in other current assets	51,051	39,502
Increase (decrease) in accounts payable	(74,991)	(339,358)
Increase (decrease) in payroll liabilities	45,476	(36,108)
Increase (decrease) in other current liabilities	382,041	400,510
Net cash provided by (used in) in operating activities.	$(959,652)	$(1,464,373)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Cash receipts from note payable	1,000,000	775,000
Proceeds from sale of preferred stock Series C	-	1,000,000
Payment on note payable	-	(91,316)
Net cash provided by financing activities	$1,000,000	1,683,684
Net increase (decrease) in cash and cash equivalents	40,348	219,311

Cash and cash equivalents, beginning balance	570,349	84,262
Cash and cash equivalents, ending balance	$610,697	$303,573
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$16,924
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$150,000	$943,289
Stock issued for conversion of Series C preferred stock	$2,334,170	$2,540,000
Stock issued in escrow for warrant settlement	$-	$581,097
Stock issued in escrow for Letter of Intent	$50,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional		Non	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Controlling Interest	Stockholders’ Deficit
Balance Year December 31, 2020	249.9999	$-	33	$-	-	$-	3,410,355,200	$3,410,355	$50,263,645	$(58,645,834)	$97,018	$(4,874,816)
Common stock issued for debt conversion							943,288,342	943,288				943,288
Preferred Series C issued					10,000	10			999,990			1,000,000
Preferred Series B issuance			3						43,950			43,950
Extinguishment of Debt					1,556,905	1,557	598,048,320	598,048	2,836,090			3,435,695
Extinguishment of derivative liabilities on conversion									2,958,547			2,958,547
Net loss										(6,290,109)	(4,936)	(6,295,045)
Balance March 31, 2021	249.9999	$-	36	$-	1,566,905	$1,567	4,951,691,862	$4,951,691	$57,102,222	$(64,935,943)	$92,082	$(2,788,381)
Common stock issued for conversion of preferred stock series C					(123,000)	(123)	1,230,000,000	1,230,000	(1,229,877)			-
Net Loss										(1,047,136)	(4,181)	(1,051,317)
Balance June 30, 2021	249.9999	-	$36	-	$1,443,905	$1,444	6,181,691,862	$6,181,692	$55,872,345	$(65,983,079)	$87,901	$(3,839,697)
Common stock issued for conversion of preferred stock series C					(131,000)	(131)	1,310,000,000	1,310,000	(1,309,869)
Common stock issued for warrants							368,185,553	363,186	217,911			581,097
Preferred stock Series B issued for services			15						219,750
Net Loss										1,454,674	(4,587)	1,459,261
Balance, September 30,2021	249.9999	-	51	-	1,312,905	1,313	7,854,877,415	7,854,877	55,000,137	(67,473,753)	83,314	(4,498,112)

Balance Year January 1, 2022	249.9999	$-	51	$-	842,002	$842	13,390,287,415	$13,390,287	$51,073,155	$(67,808,598)	$78,728	$(3,265,586)
Common Stock issued for employment agreement							133,902,874	133,903	(80,342)			53,561
Common stock issued for conversion of preferred stock series C					(154,242)	(154)	1,542,420,000	1,542,420	(1,542,266)			-
Common stock issued for debt conversion							375,000,000	375,000	(225,000)			150,000
Net loss										(646,802)	(4,587)	(651,389)
Balance March 31, 2022	249.9999	$-	51	$-	687,760	$688	15,441,610,289	$15,441,610	$49,225,547	$(68,455,400)	$74,141	$(3,713,414)
Common Stock issued for Letter of Intent							166,666,667	166,667	(116,667)			50,000
Net Loss										(623,321)	(4,587)	(627,908)
Balance June 30, 2022	249.9999	$-	51	$-	687,760	$688	15,608,276,956	$15,608,277	$49,108,880	$(69,078,721)	$69,554	$(4,291,322)
Common stock issued for conversion of preferred stock series C					(79,175)	(79)	791,750,000	791,750	(791,671)	-	-	-
Net Loss										(958,970)	(4,587)	(963,557)
Balance, September 30, 2022	249.9999	-	$51	-	$608,585	$609	16,400,026,956	$16,400,027	$48,317,209	(70,037,691)	64,967	(5,254,879)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

September 30, 2022

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

Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the periods ended September 30, 2022 and 2021 included herein include the accounts of the Company, its wholly-owned subsidiary Service 800 Inc., and Customer Centered Strategies, LLC (“CCS”), which the Company has an 80% investment interest.

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

NOTE 2. SELECTED ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three (3) and nine (9) months ended September 30, 2022 and 2021, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020, respectively, which are included in the Company’s December 31, 2021 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 31, 2022. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) and nine (9) months ended September 30, 2022 are not necessarily indicative of results for the entire year ending December 31, 2022.

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

Fair Value Measurements

	September 30, 2022 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$-	$-	$988,104	$988,104
Total	$-	$-	$988,104	$988,104

	December 31, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$-	$-	$532,384	$532,384
Total	$-	$-	$532,384	$532,384

Derivative liability as of December 31, 2021	$532,384
Change in derivative liability during the period	455,720
Balance at September 30, 2022	$988,104

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

Management used the following inputs to value the Derivative Liabilities for the nine months ended September 30, 2022:

September 30, 2022 Derivative Liability
Expected term	1 year
Exercise price	$0.00016
Expected volatility	305%
Expected dividends	None
Risk-free rate	4.05%

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

On April 8, 2022, the Company executed a binding Letter of Intent (“LOI”) with Electric Built, Inc., headquartered in Inglewood, California. The acquisition will provide the Company exclusive access to Electric Built’s commercial business know-how, intellectual property, and business relationships and operations in electric vehicle fleet service. The Company paid Electric Built an initial payment in the amount of $50,000 in shares of restricted common stock of Beyond Commerce in connection with the execution of a Definitive Agreement, which shares are being held in escrow. If the closing has not occurred prior to the termination date in the Definitive Agreement, Electric Built shall release such shares and return the shares to the Company.

NOTE 5. SHORT- AND LONG-TERM BORROWINGS

Short-term and Long-term borrowings, consist of the following:	September 30,	December 31,
Short term debt;	2022	2021
Convertible Promissory Notes, bearing an annual interest rate of 24% secured, past due; derivative liability of $988,104	$112,259	$112,259
Short-Term Note – Jean Mork Bredeson cash deficit holdback, 15%, past due	210,000	210,000
Short-Term Note – Jean Mork Bredeson purchase allocation, 15%, past due	1,409,169	1,409,169
Promissory Note – bearing annual interest rate of 3.25%	1,200,000	-
Convertible promissory note, related party interest rate 2.0%, past due	1,350,000	1,500,000
Total short-term debt	$4,281,428	$3,231,428
Long term debt;
Funding from the SBA Program, annual interest of 3.75%, due 03/30/2051	150,000	150,000
Promissory Note – Jean Mork Bredeson, interest rate 5.5%, due 2/28/2022, past due	2,100,000	2,100,000
Senior Secured Redeemable Debenture, bearing an annual interest rate of 16%, due 12/31/2021, long term, past due	826,547	826,547

Total short-term and long-term borrowings, before debt discount	7,357,975	6,307,975
Less debt discount	(100,000)	(17,719)
Total short-term and long-term borrowings, net	$7,257,975	$6,290,256
Short-term and Long-term borrowings, consist of the following:
Short-term borrowings – net of discount	$4,181,428	$3,231,428
Long-term borrowings – net of discount	3,076,547	3,058,828
Total Short-Term and long term borrowings – net of discount	$7,257,975	$6,290,256

On November 27, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 27, 2018, in the amount of $250,000. The lender was Auctus Fund LLC. The notes have a maturity of August 27, 2019 and interest rate of 12% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. Additionally, if the stock price falls below par value, additional shares will be issued at the lower conversion rate so that stocks continue to be issued at par value. The note may be prepaid but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company is currently negotiating an extension with the noteholder as it is currently past due. As a result of a default provision, the interest rate has increased to 24% and additional principal was added in the amount of $15,000. As of September 30, 2022, the outstanding balance is $165,341.

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

As a component of the Service 800 transaction, in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson, a $210,000 amount was to be withheld until May 30, 2019 and continues to be outstanding. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson, this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $1,409,169 as of September 30, 2022 and December 31 2021, respectively. Although holdbacks did not initially include interest obligations, we agreed to begin accruing interest at 15% in October 2019.

On March 30, 2021 the Company through its Service 800 Inc. subsidiary, received $150,000 in funding in conjunction with a promissory note under the SBA Loan Program. Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest. This loan is a 30-year term note, bearing 3.75% interest due March 30, 2051. Installment payments, including principal and interest, of $731 monthly, will begin September 1, 2023.

On July 19, 2021, the Company issued a convertible promissory note (the “Note”) in favor of Geordan G. Pursglove, the Company’s Chairman and Chief Executive Officer, in the principal amount of $1,500,000, in satisfaction of Mr. Pursglove’s accrued salary owing of $1,239,800 and recognized a $260,200 loss on extinguishment of debt. The Note accrues interest at 2% per annum, with the principal and interest payments due in twelve equal monthly installments. At the holder’s election, the Note is convertible into shares of the Company’s common stock, at a price per share equal to 100% of the average closing price of the Company’s common stock for the five trading days immediately preceding the date of such conversion (the “Conversion Price”). The cash maturity date is July 19, 2022. There was a conversion of $150,000 during the first quarter of 2022, which can be referred to in Note 6.

On April 1, 2022, the Company entered into a promissory note (the “Note”) in favor of Discover Growth Fund, LLC (the “Discover”), in the aggregate principal amount of $1,200,000 for which the Company received $1,000,000 in cash, reflecting an original issuance discount of 20%, with repayment to be made not later than April 1, 2023. Pursuant to the Note, at any time and from time to time Discover may, in its sole discretion, subject to certain ownership limitations, convert all or any portion of the then outstanding balance of the Note into shares of the common stock of the Company at a price per share equal to the closing bid price on March 31, 2022 of $ 0.0003. The Company recorded a debt discount of $200,000 for the original issue discount amortizable over the succeeding twelve months in accordance with ASC 835-30-45. Interest expense of $100,000 was recorded for the nine months ended September 30, 2022

NOTE 6. COMMON STOCK AND PREFERRED STOCK

Common Stock

As of September 30, 2022, our authorized capital stock consisted of 30,000,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended, September 30, 2022, the Company issued 375,000,000 shares valued at $150,000 at a price per share of $ 0.0004 for the conversion of certain debt and accrued interest into shares of our stock and extinguishment of debt. Additionally, the Company issued 2,334,170,000 shares valued at $ 2,334,170 at a price per share of $ 0.001 for the conversion of Series C Preferred Stock and issued 133,902,874 shares valued at $53,561at a price per share of $ 0.0004 as part of the Company’s employment agreement with the Chief Financial Officer, Peter Stazzone.

On April 8, 2022, the Company executed a binding Letter of Intent (“LOI”) with Electric Built, Inc. The Company paid Electric Built an initial payment in the amount of 166,666,667 shares of restricted common stock at a value of $50,000 at a price per share of $0.0003 of Beyond Commerce in connection with the execution of a Definitive Agreement, which is being held in escrow. The Company and Electric Built entered into a Stock Purchase Agreement (the “SPA”) dated as of June 27,2022. Pursuant to the SPA, the SPA is subject to termination if due diligence review and required conditions for closing have not been satisfied by September 20, 2022. On September 14 ,2022, the Company entered into a First Amendment to the SPA, whereby the termination date was extended until October 31, 2022.  If the closing has not occurred prior to the termination date in the SPA, Electric Built shall release such shares and return to the Company.

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

For the nine months ended September 30, 2022 233,417 shares of Series C Convertible Preferred Stock were converted to 2,334,170,000 shares of common stock.

For the nine months ended September 30, 2021 the Company issued 1,566,905 shares of Series C Preferred, valued at $3,837,647. This was part of a settlement the Company reached with Discover to redeem the secured redeemable convertible debenture dated August 7, 2018. The valuation was derived from a loss on extinguishment of debt of $3,435,695 that represents the fair value of debt forgiveness, less the issuance of 598,048,320 common stock shares valued at par of $0.001, plus cash proceeds to the Company of $1,000,000 from the SPA that the Company entered into.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Matters –

A complaint against the Company, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company’s acquisition of Service 800, seeking in excess of $1.6 million in damages. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800. Answers and Affirmative and Additional Defenses to Third Party Claims were filed by Ms. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and, on April 24, 2020, Ms. Bredeson filed a Motion to Dismiss. The Court denied in full Ms. Bredeson’s motion to dismiss or for a more definite statement. Subsequently, using a wholly owned entity she controls, Ms. Bredeson filed another matter, captioned Green Valley Associates Inc. vs Service 800 Inc., 27-CV-20-13800. Although Ms. Bredeson is seeking to have the matters handled by separate judges, the Company sought consolidation of the two matters before Judge Klein, the judge who denied Ms. Bredeson’s motion to dismiss, but the consolidation was denied. Discovery has closed in both cases. Trial commenced on October 3, 2022. After a week of trial, a technical mistrial occurred based on the Court falling under the minimum number of jurors required to maintain the trial. As a result, the trial is now scheduled for May 2023.

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

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. No accrual has been made in the above matter as the determination is that a loss is not probable as of September 30, 2022 nor can a loss be reasonably estimated.

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

NOTE 8. RELATED PARTIES

On July 19, 2021, the Company issued a convertible promissory note (the “Note”) in favor of Geordan G. Pursglove, the Company’s Chairman and Chief Executive Officer, in the principal amount of $1,500,000, in satisfaction of Mr. Pursglove’s accrued salary owing of $1,239,800 and $260,200 for loss on settlement. The Note accrues interest at 2% per annum, with the principal and interest payments due in twelve equal monthly installments. At the holder’s election, the Note is convertible into shares of the Company’s common stock, at a price per share equal to 100% of the average closing price of the Company’s common stock for the five trading days immediately preceding the date of such conversion (the “Conversion Price”). On February 8, 2022 there was a conversion of $150,000 of the note into 375,000,000 shares of common stock. The cash maturity date was July 19, 2022 and is past due as of September 30, 2022.

During the first quarter of 2022, the Company issued 133,902,874 shares of common stock valued at $53,561 as part of the Company’s employment agreement with the Chief Financial Officer, Peter Stazzone.

On September 29, 2022 Henry F. Gurley resigned from the Company’s Board of Directors to prevent a conflict of interest with his current employer.

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

Convertible debt that is convertible into 8,780,883,321 and 370,602,246 shares of the Company’s common stock are not included in the computation, along with 249,999,900 and 249,999,900 of the Company’s preferred stock after conversion, as of September 30, 2022 and 2021, respectively. As of September 30, 2022, there are 608,585 shares of series C preferred stock issued and outstanding that are convertible into 6,085,850,000 shares of common stock. Additionally, there are 16,666,667 and 16,666,667 warrants that are exercisable into shares of stock as of September 30, 2022 and 2021, respectively.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three and nine - month periods ended September 30, 2022 and 2021:

	Nine-month period ended September 30,		Three-month period ended September 30,
	2022	2021	2022	2021
Loss from continuing operations	$(2,229,093)	$(8,791,919)	$(958,971)	$(1,454,674)

Consolidated net loss	$(2,229,093)	(8,791,919)	$(958,971)	$(1,454,674)
Weighted average shares used for diluted earnings per share	15,589,961,938	3,710,228,168	15,589,961,938	6,844,198,467
Incremental Diluted Shares	- *	- *	- *	- *
Weighted Average shares used for diluted earnings per share	15,589,961,938	3,710,228,168	15,589,961,938	6,844,198,467
Net income (loss) per share:
Basic and Diluted: continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted: discontinued operations	$-	$-	$-	$-
Total Basic and Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

*

The shares associated with convertible debt, preferred stock, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per common share).

NOTE 10. SUBSEQUENT EVENTS

Not Applicable

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

We currently own and operate a data company and is actively seeking acquisition opportunities in high growth sectors such as psychedelics, cryptocurrency, ESports and Logistics among others. Our strategy is to identify companies in the early stages of development or growth, acquire them and provide these companies capital in order to accelerate their development and growth with the intention to ultimately sell these companies.

On April 8, 2022, we entered into a letter of intent (the “Letter of Intent”) with Electric Built Inc., a provider of electric vehicle design and engineering services (“Electric Built”), pursuant to which the Company will acquire the business of Electric Built (the “Transaction”). The Transaction shall provide the Company with exclusive access to Electric Built’s commercial business know-how and business connections and operations, with such structure to be negotiated by the parties. Consummation of the Transaction shall be subject to the execution of a mutually satisfactory definitive agreement by the Company and Electric Built (the “Definitive Agreement”). Pursuant to the Letter of Intent, in exchange for exclusivity in negotiating the transaction, the Company has issued $50,000 in shares of restricted common stock of the Company, to be released at Closing of the Definitive Agreement. Additionally, the Company has been given a right of first refusal to purchase the assets, intellectual property and all other assorted property of Electrogistics, Inc.

The Company and Electric Built entered into a Stock Purchase Agreement (the “SPA”) dated as of June 27, 2022, setting forth the definitive terms and condition for the Transaction, whereby the Company would acquire, for a balance of $950,000 in the form of shares of the Company’s common stock, all equity of Electric Built. Pursuant to the SPA, the SPA is subject to termination if due diligence review and required conditions for closing have not been satisfied by September 20, 2022 (the “Termination Date”).

On September 14, 2022, the Company and Electric Built entered into a First Amendment to the SPA (the “Amendment”), whereby the Termination Date was extended until October 31, 2022, and then, on October 24, 2022, Electric Built requested that the October 2022 Termination Date be extended (the “Extension”), to accommodate Electric Built’s need to relocate its operations, among other reasons. The Company has accepted such request and the SPA, as amended by the Amendment, is subject to the Extension,

RESULTS OF OPERATIONS

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

For the Three Months Ended September 30, 2022 and September 30, 2021

Revenue

Revenue generated for the three months ended September 30, 2022 was $975,636 compared to $1,024,501 from the comparable three-month period in 2021.

Operating Expenses

For three months ended September 30, 2022, operating expenses were $1,300,442, and for the three months ended September 30, 2021, operating expenses were $1,540,241 in part to a reduction in professional fees of $218,885. Cost of revenues decreased by $29,164 due to a reduction in revenues and general and administrative expense increased by $13,545.

Non-Operating Income (Expense)

During the three months ended September 30, 2022, the Company incurred interest expense of $195,941 and recognized other expense in the change of the derivative liability of $442,811.

The Company incurred interest expense of $189,830, recognized an expense due to the change in derivative liability of $223,676 and recorded net expense relating to debt forgiveness, amortization of debt discount and loss on extinguishment of debt of $530,015 for the three months ended September 30, 2021.

Net Income (loss)

Loss from operations for the three months ended September 30, 2022 and 2021 was $324,806 and 515,740, respectively. For three months ended September 30, 2022, the Company incurred a net loss of $958,971 as compared to a net loss of $1,454,674 for the three months ended September 30, 2021 due to the reduction of operating costs as detailed above, and the loss on extinguishment of debt of $1,131,856, which occurred in 2021.

For the Nine Months Ended September 30, 2022 and September 30, 2021

Revenue

Revenue generated for the nine months ended September 30, 2022 was $3,023,137 compared to $3,258,619 from the comparable nine-month period in 2021

Operating Expenses

For nine months ended September 30, 2022, operating expenses were $4,281,799 and for the nine months ended September 30, 2021, operating expenses were $5,135,496. The Company’s cost of revenues decreased by $145,670 corresponding to a decrease in revenues in the comparable periods. The Company was able to achieve a reduction in professional fees of $581,523 and payroll expense of $78,140 during the nine months ended September 30, 2022 compared to the same period in 2021. General and administrative expenses increased by $7,227 and depreciation expense decreased by $55,591 in 2022 compared to the same nine-month period ended September 30, 2021.

Non-Operating Income (Expense)

The Company reported non-operating expense of $984,191 for the nine months ended September 30, 2022, as compared to $6,928,746 for the nine months ended September 30, 2021 due mainly to the recording of derivative related expenses of $2,944,750, loss on extinguishment of debt of $5,088,555 and offset in part by the gain on the forgiveness of the PPP loan of $1,133,514 during the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, the Company incurred interest expense of $534,952 and recognized other expense from the change of the derivative liability of $455,720.

Net Income (loss)

Loss from operations for the nine months ended September 30, 2022 and 2021 was $1,258,662 and 1,876,877, respectively due to the factors detailed above and noting that the derivative related expenses and loss on extinguishment of debt occurring in 2021 did not continue in 2022.

The net loss for the nine months ended September 30, 2022 and 2021 was $2,229,093 and $8,791,919, respectively.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve (12) months.

Going Concern

There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2022, we had an accumulated deficit of $70,037,691 and a working capital deficit of $5,552,398. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue relying upon the issuance of debt and equity securities to finance our operations. In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing. However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital, that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $1,636,311 and $1,607,347 as of September 30, 2022 and December 31, 2021, respectively. Current assets would consist primarily of cash and accounts receivable. The Company had a $70,037,691 accumulated deficit on its balance sheet as of September 30, 2022.

We had total current liabilities of $7,191,709 and $5,414,772 as of September 30, 2022 and December 31, 2021, respectively. Current liabilities consisted primarily of the derivative liability, accounts payable, accrued payroll and payroll taxes, related party debt, conventional and convertible debt, lease liability, accrued loss contingency, and accrued interest. In the current nine months there were approximate increases in accrued interest of $417,000 and in accrued payroll liabilities of $45,000. Short-term borrowings – related party decreased by $150,000 due to the partial conversion on the note for stock. Short-term borrowings from nonrelated parties increased by $1,100,000 joined by a decrease in accounts payable of $75,000, a decrease in the current portion of the lease liability value of $16,000 and an increase in derivative liabilities of $455,720.

We had a working capital deficit of $5,552,398 and $3,807,425 as of September 30, 2022 and December 31, 2021, respectively, which increase is mainly due to the net increase in short-term borrowings during the three months ended September 30, 2022.

Cash Flow from Operating Activities

For the nine months ended September 30, 2022 and 2021, cash used in operating activities was $959,652 and $1,464,373 respectively. This decrease of cash used is attributable to the decreased cash requirements for the operations of the Company which recorded a loss from operations of $1,258,662 for the nine months ended September 30, 2022 compared to $1,876,877 for the same period in 2021.

Cash Flow from Investing Activities

No cash was used in investing activities for the nine months ended September 30, 2022 and 2021.

Cash Flow from Financing Activities

For the nine months ended September 30, 2022 and 2021, cash provided by financing activities was $1,000,000 and $1,683,684, respectively, due to proceeds from notes payable of 1,000,000 and 775,000, respectively, and the sale of Series C Preferred Stock of $0 and $1,000,000, respectively.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, describes the critical accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended September 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls were not effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS –

A complaint against the Company, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company’s acquisition of Service 800, seeking in excess of $1.6 million in damages. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800. Answers and Affirmative and Additional Defenses to Third Party Claims were filed by Ms. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and, on April 24, 2020, Ms. Bredeson filed a Motion to Dismiss. The Court denied in full Ms. Bredeson’s motion to dismiss or for a more definite statement. Subsequently, using a wholly owned entity she controls, Ms. Bredeson filed another matter, captioned Green Valley Associates Inc. vs Service 800 Inc., 27-CV-20-13800. Although Ms. Bredeson is seeking to have the matters handled by separate judges, the Company sought consolidation of the two matters before Judge Klein, the judge who denied Ms. Bredeson’s motion to dismiss, but the consolidation was denied. Discovery has closed in both cases. Trial commenced on October 3, 2022. After a week of trial, a technical mistrial occurred based on the Court falling under the minimum number of jurors required to maintain the trial. As a result, the trial is now scheduled for May, 2023.

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

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. No accrual has been made in the above matter as the determination is that a loss is not probable as of September 30, 2022 nor can a loss be reasonably estimated.

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

There were no unregistered sales of equity securities during the period ended September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

A Convertible Promissory Note, bearing an annual interest rate of 12% secured, due August 27, 2019 remains outstanding and is in default. There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any other indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Henry Gurley resigned from the Board of Directors of the Company effective September 29, 2022.  Such resignation was not the  result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Stock Purchase Agreement	8-K	10.1	9/16/2022

10.2	Amendment	8-K	10.2	9/16/2022

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.				x

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.				x

32.1*	Section 1350 Certification of Principal Executive Officer.				x

32.2*	Section 1350 Certification of Principal Financial Officer.				x

101.INS	XBRL Instance.				x

101.XSD	XBRL Schema.				x

101.PRE	XBRL Presentation.				x

101.CAL	XBRL Calculation.				x

101.DEF	XBRL Definition.				x

101.LAB	XBRL Label.				x

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beyond Commerce, Inc.

Dated: November 14, 2022	By:	/s/ Geordan Pursglove
Geordan Pursglove, President / CEO (Principal Executive Officer)

