Form 10-K
period 2022-12-31
Beyond Commerce, Inc.
filed 2023-03-31
CIK 1386049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of March 22, 2023, there were 16,400,026,956 shares of the registrant’s common stock outstanding.

As of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock, par value $0.001 per share held by non-affiliates of the registrant was approximately $4,682,483 based on $0.0003, the closing price of the registrant’s common stock on that date.

BEYOND COMMERCE, INC.

FORM 10-K FOR THE YEAR ENDED

December 31, 2022

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

On March 4, 2019 the Company filed a Form 8-K; wherein, the company announced the completion of the business combination between Beyond Commerce, Inc and Service 800, Inc. Service 800 operates as a premium provider of Customer Feedback Management Platforms to their Fortune 500 and 1000 clients on a global basis. Service 800 provides survey authoring, response rates, feedback types and data analysis on their proprietary, cloud based, automated and centralized platform. Service 800 has currently 21 full time employees that provide services to 130 companies and 300 service organizations. Service 800’s current operations and strategic business plan is to further develop its marketing and Customer Experience platform to use within the framework of its current Fortune 500 and 1000 clients.

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

A complaint against the Company, dated July 29, 2021, was filed in the United States District Court of Nevada, by Discover Growth Fund, LLC. (“Discover”), a current stockholder for claims related to the issuance of shares of Series C Preferred Stock to Discover during the first quarter of 2021. On August 20, 2021, the Company and Discover reached a Settlement Agreement whereby the Company will issue 72,638 shares of Preferred Series C stock to Discover. This Settlement Agreement is conditioned upon obtaining a court order approving the settlement between the parties. The court approved the Settlement Agreement on November 17, 2021 and 72,638 shares of Preferred Series C stock were issued to Discover.

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

On September 14, 2022, the Company and Electric Built entered into a First Amendment to the SPA (the “Amendment”), whereby the Termination Date was extended until October 31, 2022, and then, on October 24, 2022, Electric Built requested that the October 2022 Termination Date be extended (the “Extension”), to accommodate Electric Built’s need to relocate its operations, among other reasons. The Company has accepted such request and the SPA, as amended by the Amendment, is subject to the Extension. No extension date has been set.

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

Business Overview and Strategy

We plan to focus on the acquisition of “big data” companies in the Business-to-Business (“B2B”) Internet Marketing Technology and Services (“IMT&S”) market and the Information Management (“IM”) market. In addition is actively seeking acquisition opportunities in high growth sectors such as psychedelics, cryptocurrency, ESports and Logistics among others. The Company’s strategy is to identify companies in the early stages of development or growth, acquire them and provide these companies capital in order to accelerate their development and growth with the intention to ultimately sell these companies.

Market Dynamics IMT&S Segment

Market Opportunity: The B2B IMT&S industry is a highly fragmented $350.0 billion global market, and projected to reach $786.2 billion by 2026 according to Research and Markets.

·

Market Research: This global industry segment generated more than $76.4 billion in revenues in 2021, as reported from data derived from Statista Business Services - Market Research Industry -- Statistics. The most common type of quantitative research conducted globally were online surveys, phone and face-to-face interviews accounted for 31 percent and 33 percent, respectively.

·

Business Big Data Analytics: Industry-wide revenues were $240.56 billion in 2021 with projected revenues reaching $655.53 billion by 2029, according to Fortune Business Insights Big Data Analytics Market. The key factor driving the market growth is rising database use across industries.

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

Content Services

We plan to facilitate content services with an integrated set of technologies to allow customers to manage information throughout the content services lifecycle and improve business productivity, all while mitigating the risk and controlling the costs of growing volumes of data. We intend to make our content services solutions available via on-premise, SaaS and increasingly cloud-based solutions, which will include next-generation SaaS platform for content services. The proposed SaaS platform will be comprised of a set of consumer-grade end-user productivity applications that enable users to access, share, create and collaborate on content, across any device.

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

Our Business Strategy

Growth

We plan to grow our business and strengthen our future service offerings in the IMT&S market through product development strategic acquisitions and integration. We plan to be a value-oriented and disciplined acquirer. Currently we are in the process of identifying potential acquisitions of companies in the IMT&S markets. In this regard, on December 14, 2017, we entered into an agreement with Service 800 and the sole shareholder of Service 800 (the “Shareholder”), and on March 4, 2019 we purchased all of the issued and outstanding shares of common stock of Service 800 from the Shareholder (the “Transaction”). Service 800 operates as a premium provider of Customer Feedback Management Platforms to their Fortune 500 and 1000 clients on a global basis. Service 800 provides survey authoring, response rates, feedback types and data analysis on their proprietary, cloud based, automated and centralized platform. Service 800 has currently 21 full time employees that provide services to 130 companies and 300 service organizations. Service 800’s current operations and strategic business plan is to further develop its marketing and Customer Experience platform to use within the framework of its current Fortune 500 and 1000 clients. While acquiring companies that operate complementary businesses will be one of our leading growth drivers, our growth strategy also includes product and software innovation. We plan to create sustained value by expanding distribution and adding value through up-selling and cross-selling across our planned multiple proprietary marketing platforms to our future customers.

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

Customer Support

We plan on integrating our proposed customer support offering to customers together with the purchase of a license of our future enterprise information management software products. This customer support will typically renew on an annual basis; customer support revenues will be a sizeable portion of total revenue, as they are with many of our competitors. Through our planned customer support programs, customers will receive access to software upgrades, a knowledge base, discussions, product information, and an online mechanism to post and review trouble issues. Additionally, our planned customer support teams will handle questions on the use, configuration, and functionality of our products and can help identify software issues, develop solutions, and document enhancement requests for consideration in future product releases.

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

On December 31, 2019 TCA Beyond Commerce, a joint venture that is 80% owned by Beyond Commerce, Inc., entered into a Membership Interest Purchase, whereby TCA Beyond Commerce acquired 100% of the authorized and issued membership interests of CCS from its sole member. TCA Beyond Commerce acquired the membership interests for a purchase price of $525,000 (the “CCS Purchase Price”), with $175,000 to be paid in cash and the remaining $350,000 to be paid through TCA Beyond Commerce’s issuance of a convertible promissory note with an original principal of $350,000 and a conversion feature that provides the CCS with the right to convert outstanding principal and accrued interest into shares of the Company’s common stock at a price based on the 10-day trailing average price of the Company’s stock. On November 18,2021 the Company and the sole member of CCS reached a Settlement Agreement whereby the Company paid $100,000 to pay off, cancel and extinguish the convertible promissory note and any other remaining obligations. A $234,667 gain on extinguishment of debt was realized by the Company.

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

Sales

We plan to use a direct sales approach that includes inside sales teams and field sales teams. Our planned inside sales team will be based in regional sales hubs when fully implemented, and will qualify and manage accounts throughout the world in a manner in which we can seed new sales at a low cost and expand these accounts over time. The second phase of our planned sales initiative is the development and use of a direct field sales team that will cover North America, Europe, Middle East and Africa; the Asia Pacific region; and Latin America and will be mainly responsible for lead qualification and account management for large enterprises. Our planned direct sales teams will partner with technical sales representatives who will provide pre-sales technical support. We will also have a dedicated customer success team to drive renewals of existing contracts.

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

Market and Competition

The IMT&S industry is highly fragmented and competitive. Key competitive factors include contractual terms and competitive pricing, quality of service, reputation, technical and industry expertise, scope of services, innovative service and product offerings. Key success factors include the ability to access the latest available and most efficient technology and techniques, maintain a highly skilled workforce, maintain effective cost controls, and good project management skills.

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

Employees

As of December 31, 2022, the Company currently had twenty-one (21) full-time employees, including Mr. Geordan Pursglove, President, CEO and Director, and 42 part-time employees. The Company has good employee relations, and no employees belong to a bargaining agreement.

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

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. No accrual has been made in the above matter as the determination is that a loss is not probable as of December 31, 2022 nor can a loss be reasonably estimated.

In addition to the above, from time to time, we may be involved in litigation in the ordinary course of business. Other than as set forth above, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than as set forth above, to our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect

ITEM 1A. RISK FACTORS

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2022 and December 31, 2021, we had an accumulated deficit of $70,188,859 and $67,808,598, respectively. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2022 and 2021 with respect to this uncertainty.

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

The safe and secure transmission of confidential information over the Internet has been a significant hurdle to electronic file transfer and communications over the Internet. Any compromise or actual breach of our planned internal security processes, databases and/or hardware could deter our targeted clients from using our software and marketing applications and in turn create a materially adverse effect on our financial condition and results of operations.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity securities that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such “penny stocks” are subject to regulations which mandate the dispersion of certain disclosures to potential investors prior to any investors’ purchase of any penny stocks. Penny stocks are low-priced securities with low trading volume. Consequently, the price of the stock is often volatile and investors may be unable to buy or sell the stock when you desire. The SEC extensively monitors “penny stocks,” and such regulations are enumerated in Exchange Act Section 15(h) and Exchange Act Rules 3a51-1 and 15g-1 through 15g-100. With certain exceptions, brokers selling our stock must adhere to the SEC’s “penny stock” regulations, which requirements include, but are not limited to, the following:

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

We are authorized to issue up to 30,000,000,000 shares of common stock with a par value of $0.001, of which 16,400,026,956 are issued and outstanding as of December 31, 2022. Our board of directors, upon the approval of the stockholders, may seek to increase the number of authorized shares in the future and may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Voting power is highly concentrated in holders of our Preferred Stock.

We are authorized to issue up to 60,000,400 shares of preferred stock, which are designated Series A, B, C and undesignated Preferred Stock of which 249.99 shares of Series A, 51 shares of Series B and 608,585 shares of Series C are currently issued and outstanding.

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

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including “emerging growth companies” such as, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Our status as a smaller reporting company is determined on an annual basis. We cannot predict if investors will find our Common Stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future financial results may not be as comparable to the financial results of certain other companies in our industry that adopted such standards. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. No accrual has been made in the above matter as the determination is that a loss is not probable as of December 31, 2022 nor can a loss be reasonably estimated.

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

	Fiscal 2022		Fiscal 2021
	High	Low	High	Low
First Quarter ended March 31	$0.00	$0.00	$0.04	$0.04
Second Quarter ended June 30	$0.00	$0.00	$0.00	$0.00
Third Quarter ended September 30	$0.00	$0.00	$0.00	$0.00
Fourth Quarter ended December 31	$0.00	$0.00	$0.00	$0.00

Holders of Record

As of March 22, 2023, there are 16,400,026,956 shares of our common stock issued and outstanding and there were 233 stockholders of record as of such date.

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

RECENT SALES OF UNREGISTERED SECURITIES

For the twelve months ending December 31, 2022, 233,417 shares of Series C Convertible Preferred Stock were converted to 2,334,170,000 shares of common stock.

For the twelve months ending December 31, 2021, there were 20,000 shares of Series C Preferred Stock issued for $2,000,000 cash. No underwriter participated in any transactions related to our equity, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records. These shares were issued in offerings under Regulation D promulgated under Section 4(2) of the Securities Act of 1933. The Company issued 1,566,905 shares of Series C Preferred, valued at $3,837,647 with Discover to redeem the secured redeemable convertible debenture dated August 7, 2018. The valuation was derived from a loss on extinguishment of debt of $3,435,695 that represents the fair value of debt forgiveness, less the issuance of 598,048,320 common stock shares valued at par of $0.001, plus cash proceeds to the Company of $1,000,000 from the SPA that the Company entered into. These issuances were exempt from registration under section 4(1) of the Securities Act as sales by an issuer not involving a public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of December 31, 2022, we had no compensation plans under which our equity securities were authorized for issuance.

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

Service 800 Agreement

On December 14, 2017, we entered into an agreement with Service 800 and the sole shareholder of Service 800 (the “Shareholder”), and on March 4, 2019 we purchased all of the issued and outstanding shares of common stock of Service 800 from the Shareholder (the “Transaction”). Service 800 operates as a premium provider of Customer Feedback Management Platforms to their Fortune 500 and 1000 clients on a global basis. Service 800 provides survey authoring, response rates, feedback types and data analysis on their proprietary, cloud based, automated and centralized platform. Service 800 has currently 21 full time and 42 part-time employees that provide services to 130 companies and 300 service organizations. Service 800’s current operations and strategic business plan is to further develop its marketing and Customer Experience platform to use within the framework of its current Fortune 500 and 1000 clients.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these audited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to allowance for doubtful accounts, allowance for inventory write-downs and write offs, deferred income taxes, provision for contractual obligations and our ability to continue as a going concern. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, describes the critical accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the year ended December 31, 2022.

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

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-21, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During the year ended December 31, 2021 the Company recognized an impairment in the CCS customer relationships of $273,284. No impairment was taken in 2022.

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

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. The Company has an operating lease for the Company’s corporate office. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the balance sheet. Lease liabilities are initially recorded at the present value of the lease payments by discounting the lease payments by the Incremental Borrowing Rate and then recording accretion over the lease term using the effective interest method. Operating lease classification results in a straight-line expense recognition pattern over the lease term and recognized lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Operating lease expense is included in selling, general and administrative expense, based on the use of the leased asset, on the statement of income. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are not material; the Company recognizes lease expense for these leases on a straight-line basis over the remaining lease term.

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

Push Down Accounting

Push down accounting is the establishment of a new accounting and reporting basis for an entity in its separate financial statements based on a substantial change in the ownership of the outstanding stock of the entity. ASC 805-50-05-5 states that: “Business combinations are recorded using the acquisition method. The acquirer recognizes the assets acquired and liabilities assumed at fair value with limited exceptions. If the acquired business prepares separate financial statements, a question arises as to whether the historical basis of the acquired company or the “stepped-up basis” of the acquirer should be reflected in those separate financial statements. Pushdown accounting refers to the latter, which means establishing a new basis for the assets and liabilities of the acquired company based on a “push down” of the acquirer’s stepped-up basis.”

Push down accounting was done when BYOC acquired S800. It was at that point that all of the assets/liabilities were stepped up in basis for the acquisition (push down accounting). As part of the acquisition, the Company obtained a valuation on the assets/liabilities of S800 for the purchase. These assets/liabilities were then recorded at these stepped-up amounts on S800 books (including goodwill). The company engaged Doty Scott Enterprises to perform a valuation and purchase price allocation to assist management in the allocation of the assets for financial reporting purposes under ASC 805.

Stock Based Compensation

During the year ended December 31, 2022, the Company did not issue any stock options. The Company’s existing stock plan expired on September 11, 2018.

Employee Benefits

The Company during 2022 mainly attributable to the Service 800, Inc acquisition had approximately twenty-one (21) full time employees within this organization and offers certain healthcare benefits to remain competitive within the market place.

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

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the fiscal years ended December 31, 2022 and 2021. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” beginning on page 14 of this Form 10-K.

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

For the Years Ended December 31, 2022 and 2021

Revenue

Revenue generated for the twelve months ended December 31, 2022 and 2021 was $4,046,071 and $4,243,053, respectively, a decrease of approximately 5% of which approximately 2% was attributable to revenue decline from Customer Centered Strategies and approximately 3% from Service 800, the Company’s wholly owned subsidiaries.

Operating Expenses

For twelve months ended December 31, 2022 and 2021 operating expenses were $5,603,222 and $6,189,587, respectively. Cost of revenue decreased by $127,822 corresponding to a decrease in revenues, as did professional fees decreased by $290,503, payroll expenses decreased year over year by $106,437, and depreciation and amortization decreased by $69,256 as aging of the assets would result in a lower depreciation and amortization expense. Selling general and administrative expenses increased by $7,651 in 2022 compared to 2021.

Non-operating income (expense)

The Company reported non-operating expense of $841,457 during the twelve months ended December 31, 2022, compared to $7,234,520 during the twelve months ended December 31, 2021, mainly attributable to decreases in derivative related expenses of $2,944,750, change in derivative liability of $320,101, loss on extinguishment of debt of $4,860,369 and in impairment of intangibles of $273,284 that were recorded in the year ended December 31, 2021. Other categories resulted in increases in interest expense by $146,021, due to the addition of notes payable; and  in net other expenses of $33,470. Interest expense incurred for the year ended December 31, 2022 was $735,227 compared to $589,206 for the same period in 2021. The Company recorded other income due to PPP loan forgiveness of $1,133,514 in the year ended December 31, 2021 compared to no PPP loan forgiveness income in 2022.

Consolidated Net Loss

For twelve months ended December 31, 2022, the Company incurred a consolidated net loss of $2,398,607 as compared to a consolidated net loss of $9,181,054 for the twelve months ended December 31,2021, which was attributable to a net decrease in operating expenses of $586,366 and due to lower non-operating expenses of  $6,393,063 because the Company did not incur derivative related expenses and loss on extinguishment of debt of $2,944,750 and $4,853,888, respectively, in the year ended December 31, 2022 compared to 2021. As of December 31, 2022 and 2021, the Company had accumulated deficit of $70,188,859 and $67,808,598, respectively.

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

We had total current assets of $1,381,058 and $1,607,347 as of December 31, 2022 and 2021, respectively. Current assets consist primarily of cash and accounts receivable. The Company had a $70,188,859 accumulated deficit on its balance sheet as of December 31, 2022.

We had total current liabilities of $6,998,671 and $5,414,772 as of December 31, 2022 and 2021, respectively. Current liabilities consisted primarily of the derivative liability, accounts payable, accrued payroll and payroll taxes, notes payable, and accrued interest. Current liabilities had increases in short term borrowings of $1,000,000, in accrued interest of $567,589 (due to the increase in short term borrowings), in derivative liability of $79,241 and in accrued payroll expenses of $15,007. Accounts payable decreased by $48,897, and operating lease liability decreased by $29,041.

We had a working capital deficit of $5,617,613 and $3,807,425 as of December 31, 2022 and 2021, respectively. The increase in the working capital deficit of $1,810,188 for the period as of December 31, 2022 compared to December 31, 2021 was due in part to decrease in cash of $178,379 and other prepaid assets of $51,922, and the increase of short term borrowings and related accrued interest of $1,567,589.

We did not have any off-balance sheet arrangements at December 31, 2022 and 2021.

Cash Flow from Operating Activities

For the twelve months ended December 31, 2022 and 2021, cash used in operating activities was $1,178,379 and $1,847,597, respectively. Cash used in operations is attributable to the net loss of $2,398,607 offset in part by net increases in current liabilities and current assets of $533,878, noncash used for interest expense of $150,000 related to amortization of an OID loan and depreciation and amortization of $342,968.

Cash Flow from Investing Activities

For the twelve months ended December 31, 2022 and 2021, cash used in investing activities was $0 and $250,000, respectively, due to the investment in Cityfreighter of $250,000 in 2021.

Cash Flow from Financing Activities

For the twelve months ended December 31, 2022 and 2021, cash provided by financing activities was $1,000,000 and $2,583,684, respectively, which represents net proceeds of $1,000,000 received from an OID loan with a principal balance of $1,200,000 as of December 31, 2022.

For the year ended December 31, 2021 the Company received $625,000 in cash from PPP loans and $150,000 in cash from the SBA loan received by the Company offset by the payment of certain notes. The Company received proceeds of $2,000,000 relating to the issuance of 20,000 shares of Preferred Stock Series C during 2021.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of the Company required by this Item are described below in this Annual report on Form 10-K and are presented in the following order:

35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Beyond Commerce, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beyond Commerce, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations, has a working capital deficit, and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Derivative Liabilities

Description of the Critical Audit Matter:

As discussed in Note 2 to the consolidated financial statements, the Company has an embedded derivative liability due to convertible note with a variable conversion. The Company accounts for derivative liabilities in accordance with ASC 815. Auditing the Company’s derivative valuations is challenging, complex, and requires a degree of auditor judgment.

How We Addressed the Critical Audit Matter in Our Audit:

We performed the following audit procedures to address the critical audit matter, among others:

•	We evaluated whether the company’s accounting treatment and recognition of a derivative liability remains appropriate.

•	We gained an understanding of management’s process and methodology to develop the estimates.

•	We examined signed contracts and amendments.

•	We evaluated the reasonableness of the inputs and assumptions used by management in developing the estimates.

•	We evaluated the adequacy of the disclosures related to these fair value measurements.

Goodwill Impairment Assessment

Description of the Critical Audit Matter:

As discussed in Note 2 to the consolidated financial statements, the Company evaluates goodwill for impairment when events or circumstances indicate the carrying amount of this asset may not be recoverable. The recoverability is based on management's estimates of future cash flows to be generated from the goodwill. As further discussed in Note 6 to the consolidated financial statements, no impairment was recognized.

The Company's analysis and calculations involves significant judgments and assumptions in estimating future cash flows weighted average cost of capital. Auditing managements inputs and calculations requires a degree of auditor judgement.

How We Addressed the Critical Audit Matter in Our Audit:

We performed the following audit procedures to address the critical audit matter, among others:

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

Haynie & Company

Salt Lake City, Utah

March 31, 2023

PCAOB ID: 457

We have served as the Company’s auditor since 2018.

F-2

Beyond Commerce, Inc.

Financial Statements

For the years ended December 31, 2022 and 2021

BEYOND COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash & cash equivalents	$391,970	$570,349
Accounts receivable	975,107	971,095
Other current assets	13,981	65,903
Total current assets	1,381,058	1,607,347
Property, equipment, and software, net	8,715	23,980
Investments	300,000	250,000
Intangible assets	1,659,513	1,987,216
Goodwill	1,299,144	1,299,144
Operating lease right of use asset	16,156	59,017
Total assets	$4,664,586	5,226,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$441,757	$490,654
Operating lease liability, current	18,690	47,731
Accrued interest	1,569,999	1,002,410
Accrued payroll & related items	125,172	110,165
Derivative liability	611,625	532,384
Short-term borrowings, net of discount	2,881,428	1,731,428
Short-term borrowings- related party	1,350,000	1,500,000
Total current liabilities	6,998,671	5,414,772
Operating lease liability, noncurrent	-	18,690
Long-term borrowings, net of debt discount	3,076,547	3,058,828
Total liabilities	10,075,218	8,492,290
Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock undesignated; no par value; 10,000,099 authorized; no shares issued and outstanding, respectively.	-	-
Preferred stock series A; $0.001 par value; 250 shares authorized; 249.9 and 249.9 shares issued and outstanding, respectively.	-	-
Preferred stock series B; $0.001 par value; 51 shares authorized; 51 and 51 shares issued and outstanding, respectively.	-	-
Preferred Stock series C; $0.001 par value; 50,000,000 shares authorized; 608,585 and 842,002 shares issued and outstanding, respectively.	609	842
Common stock, $0.001 par value, 30,000,000,000 shares authorized, 16,400,026,956 and 13,390,287,415 shares issued and outstanding, respectively.	16,400,027	13,390,287

Additional paid in capital	48,317,209	51,073,155
Accumulated deficit	(70,188,859)	(67,808,598)
Deficit attributable to Beyond Commerce, Inc. stockholders	(5,471,014)	(3,344,314)
Equity attributable to noncontrolling interest	60,382	78,728
Total stockholders’ deficit	(5,410,632)	(3,265,586)
Total liabilities and stockholders’ deficit	$4,664,586	$5,226,704

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022	2021

Revenues	$4,046,071	$4,243,053

Operating expenses
Cost of revenue	1,128,196	1,256,018
Selling general and administrative	698,042	690,391
Payroll expense	2,678,176	2,784,613
Professional fees	755,839	1,046,342
Depreciation and amortization	342,968	412,223
Total costs and operating expenses	5,603,221	6,189,587

(Loss) from operations	(1,557,150)	(1,946,534)

Non-operating income (expense)
Interest expense	(735,227)	(589,206)
Amortization of debt discount	-	(106,248)
Derivative related expenses	-	(2,944,750)
Change in derivative liability	(79,241)	(399,342)
Gain (loss) on extinguishments of debt, net	6,481	(4,853,888)
PPP loan forgiveness	-	1,133,514
Impairment of intangible assets	-	(273,284
Other expense	(33,470)	-
Net non-operating income (expense)	(841,457)	(7,234,520)

Loss from continuing operations before income tax	(2,398,607)	(9,181,054)

Provision for income tax	-	-
Consolidated net loss	$(2,398,607)	$(9,181,054)
Consolidated net income (loss) attributable to:
Noncontrolling interest	$(18,346)	$(18,290)

Consolidated net loss, controlling interest	$(2,380,261)	$(9,162,764)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	15,099,005,692	5,441,304,567

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2022	2021
Net Loss	$(2,398,607)	$(9,181,054)

Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	53,561	-
Depreciation of ROU Asset	42,861	37,991
Amortization of debt discount	17,719	106,248
(Gain) / Loss on extinguishment of debt	(6,481)	4,853,888
Gain on forgiveness of PPP loan	-	(1,133,514)
Amortization of OID	150,000	-
Interest default and accretion addition to notes payable	-	15,000
Change in derivative liability	79,241	(399,342)
Depreciation and amortization	342,968	412,223
Impairment of intangible assets	-	273,284
Changes in assets and liabilities:
(Increase) decrease in accounts receivables	(4,012)	198,391
(Increase) decrease in current assets	51,922	(42,780)
Increase (decrease) in accounts payable	(42,416)	(401,904)
Increase (decrease) in payroll liabilities	15,007	(52,750)
Increase (decrease) in other current liabilities	519,858	521,972
Net cash (used) provided in operating activities	(1,178,379)	(1,847,597)

Cash flows from investing activities:
Investment	-	(250,000)
Net cash used in investing activities	-	(250,000)
Cash flows from financing activities:
Payment of note payable	-	(191,316)
Proceeds from sale of preferred stock series C	-	2,000,000
Cash receipts from notes payable	1,000,000	775,000
Net cash provided by financing activities	1,000,000	2,583,684

Net increase (decrease) in cash and cash equivalents	$(178,379	$486,087
Cash and cash equivalents, beginning balance	570,349	$84,262
Cash and cash equivalents, ending balance	$391,970	$570,349
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$8,749
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$150,000	$943,288
Stock issued for conversion of series C preferred stock	$2,334,170	$8,075,410
Stock issued for investment letter of intent	$50,000	$-
Stock issued for warrant settlement	$-	$363,186
Stock Issued for extinguishment of debt	$-	$598,048

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND COMMERCE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional		Non	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Controlling Interest	Stockholders’ Deficit
Balance Year December 31, 2020	249.9999	$-	33	$-	-	$-	3,410,355,200	$3,410,355	$50,263,645	$(58,645,834)	$97,018	$(4,874,816)

Extinguishment of derivative liabilities on conversion									2,958,547			2,958,547
Preferred stock series C issued					20,000	20			1,999,980			2,000,000
Preferred stock series B issued			18	-								-
Extinguishment of debt					1,556,905	1,557	598,048,320	598,048	2,836,090			3,435,695
Common stock issued for conversion of preferred stock series C					(807,541)	(808)	8,075,410,000	8,075,410	(8,074,602)			-
Common stock issued for warrants							363,185,553	363,186	217,911			581,097
Common stock issued for debt conversion							943,288,342	943,288				943,288
Preferred stock series C issued for settlement					72,638	73			871,584			871,657
Net loss										(9,162,764)	(18,290)	(9,181,054)
Balance, Year December 31, 2021	249.9999	$-	51	$-	842,002	$842	13,390,287,415	$13,390,287	$51,073,155	$(67,808,598)	$78,728	$(3,265,586)

Common stock issued for conversion of preferred stock series C					(233,417)	(233)	2,334,170,000	2,334,170	(2,333,937)	-	-	-
Common stock issued per employment contract							133,902,874	133,903	(80,342)	-	-	53,561
Common stock issued for partial conversion of note payable							375,000,000	375,000	(225,000)	-	-	150,000
Common stock issued for investment letter of intent							166,666,667	166,667	(116,667)	-	-	50,000
Net loss										(2,380,261)	(18,346)	(2,398,607)
Balance, Year December 31, 2022	249.99	$-	51	$-	608,585	$609	16,400,026,956	$16,400,027	$48,317,209	$(70,188,859)	$60,382	$(5,410,632)

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

Basis of Presentation

The consolidated financial statements and the notes thereto for the years ended December 31, 2022 and 2021 included herein included herein include the accounts of the Company, its wholly-owned subsidiary Service 800 Inc., and Customer Centered Strategies, LLC (“CCS”), which the Company has an 80% investment interest.

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

Below is a summary of liabilities carried at fair value on a recurring basis:

	December 31, 2022 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$	$-	$611,625	$611,625
Total	$	$-	$611,625	$611,625

	December 31, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$	$-	$532,384	$532,384
Total	$	$-	$532,384	$632,384

Below is the summary of changes in Level 3 liabilities:

Derivative liability as of December 30, 2021	$532,384
Change in derivative liability during the period	79,241
Balance at December 31, 2022	$611,625

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

Accounts receivable

The Company’s accounts receivable arise primarily from the sale of the Company’s products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. For the years ended December 31, 2022 and 2021 the Company has not provided any sales allowance nor any allowance for doubtful accounts.

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

Management used the following inputs to value the Derivative Liabilities for the years ended December 31, 2022 and 2021, respectively:

	2022 Derivative Liability	2021 Derivative Liability
Expected term	1 year	1 year
Exercise price	$0.00008	$0.00012 - $0.0014
Expected volatility	320%	198% - 288%
Expected dividends	None	None
Risk-free rate	4.73%	0.07 % to 0.39%

Intangible Assets

Intangible assets with a finite life consist of Technology/Intellectual Property; Customer Base; Tradename/Trademarks; Assembled Workforce; Non-Compete Agreements and Customer Relationships are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over the expected period of benefit, which is generally three years for customer relationships and the contractual term for covenants not to compete, which range from five to ten years. No impairment was taken in 2022 or 2021.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. Impairment testing is performed at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The goodwill impairment analysis is a single-step quantitative assessment that identifies both the existence of impairment and the amount of impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, with any excess carrying value over the fair value being recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of December 31st of each year or when indicators exist, and has identified one reporting unit that currently carries a goodwill balance. No impairment was taken in 2022 or 2021.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-21, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2021 the Company recognized impairment of the Customer Centered Strategies, LLC subsidiary customer relationships of $273,284. No impairment was taken in 2022.

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

Stock Based Compensation

During the year ending December 31, 2022, the Company issued 133,902,874 shares of common stock to an officer and director and recorded stock based compensation in the amount of $53,561. No stock based compensation was recorded in 2021.

 During the year ending December 31, 2021, the Company issued 18 shares of Preferred Stock Series B to two officers. The value of the share issuance was zero based upon an independent valuation of the transaction.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

The Company has suffered losses from operations and has a working capital deficit, and negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern. As of December 31, 2022, the accumulated deficit was $70,188,859 and the negative working capital was $5,617,613. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in attempting to raise capital from additional debt and equity financing. Due to its nominal revenues, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue, including through the acquisition of Service 800 and CCS or through a merger transaction with a well-capitalized entity. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

NOTE 4 - PROPERTY, SOFTWARE AND COMPUTER EQUIPMENT

Property and equipment at December 31, 2022 and 2021 consisted of the following:

	2022	2021
Office and computer equipment	$25,003	$25,003
Furniture and fixtures	17,888	17,888
Software	20,822	20,822
Total property, software and computer equipment	63,713	63,713
Less: accumulated depreciation	(54,998)	(39,733)
	$8,715	$23,980

Depreciation expense for the years ended December 31, 2022 and 2021 was $ 15,265.

NOTE 5 – INVESTMENTS

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

On September 14, 2022, the Company and Electric Built entered into a First Amendment to the SPA (the “Amendment”), whereby the Termination Date was extended until October 31, 2022, and then, on October 24, 2022, Electric Built requested that the October 2022 Termination Date be extended (the “Extension”), to accommodate Electric Built’s need to relocate its operations, among other reasons. The Company has accepted such request and the SPA, as amended by the Amendment, is subject to the Extension.

NOTE 6 - INTANGIBLE ASSETS

Intangible Assets of the Company at December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022
	Cost	Accumulated	Impairment of	Net
		Amortization	Asset

Tradename-Trademarks	$547,300	$(209,800)	$-	$337,500
Assembled Workforce	405,546	(155,461)	-	250,085
IP/Technology	176,000	(134,933)	-	41,067
Customer Base	1,613,538	(657,814)	-	955,724
Non-Competition agreements	226,100	(226,100)	-	-
Customer Relationships - CCS	264,715	(189,578)	-	75,137

Total	$3,233,199	$(1,573,686)	$-	$1,659,513

	December 31, 2021
	Cost	Accumulated	Impairment of	Net
		Amortization	Asset

Tradename-Trademarks	$547,300	$(155,068)	$-	$392,232
Assembled Workforce	405,546	(114,905)	-	290,641
IP/Technology	176,000	(99,733)	-	76,267
Customer Base	1,613,538	(496,462)	-	1,117,076
Non-Competition agreements	226,100	(226,100)	-	-
Customer Relationships - CCS	537,998	(153,714)	(273,284)	111,000

Total	$3,506,482	$(1,245,982)	$(273,284)	$1,987,216

Amortization expense for the year ended December 31, 2022 was $327,703 compared to $396,958 for the year ended December 31, 2021. The Company recognized an impairment expense of $0 and $273,284 for the years ended December 31, 2022 and 2021, respectively, of its intangible assets.

As of December 31, 2022, future amortization expense is expected to be:

Fiscal years ended December 31,	Amortization

2023	314,138
2024	284,805
2025	278,938
2026	278,938
2027	278,938
Thereafter	223,756
Total	$1,659,513

Goodwill

The carrying value of Goodwill for the years ended 2022 and 2021 was $1,299,144. The Company performs its annual goodwill impairment test as of December 31st of each year or when indicators exist, and has identified one reporting unit that currently carries a goodwill balance. No impairment was taken in 2022 or 2021.

NOTE 7 - SHORT AND LONG TERM BORROWINGS

Short-term and Long-term borrowings, consist of the following:	December 31,	December 31,
Short term debt;	2022	2021

Convertible Promissory Notes, bearing an annual interest rate of 24% secured, past due	$112,259	$112,259
Short-Term Note - Jean Mork Bredeson cash deficit holdback, 15%, past due	210,000	210,000
Short-Term Note - Jean Mork Bredeson purchase allocation, 15%, past due	1,409,169	1,409,169
Convertible promissory note, related party, interest rate 2.0%	1,350,000	1,500,000
Note payable – Discover Growth Fund, 20% OID, prime rate, due 04/01/2023	1,200,000	-

Total short-term debt	4,281,428	3,231,428

Long term debt;

Promissory Note - Jean Mork Bredeson, interest rate 5.5%, due 2/28/2022, past due	2,100,000	2,100,000
Funding from SBA Program, annual interest of 3.75%, due 03/30/2051	150,000	150,000
Senior Secured Redeemable Debenture, bearing an annual interest rate of 16%, due 12/31/2021, past due	826,547	826,547
Total short-term and long-term borrowings, before debt discount	7,357,975	6,307,975
Less debt discount – Note payable – Discover Growth Fund	(50,000)	(17,719)
Total short-term and long-term borrowings, net	$7,307,975	$6,290,256

Short-term and Long-term borrowings, consist of the following:
Short-term borrowings - net of discount	$4,231,428	$3,231,428
Long-term borrowings - net of discount	3,076,547	3,058,828
Total short-term and long-term borrowings - net of discount	$7,307,975	$6,290,256

On November 27, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 27, 2018, in the amount of $250,000. The lender was Auctus Fund LLC. The notes have a maturity of August 27, 2019 and interest rate of 12% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. Additionally, if the stock price falls below par value, additional shares will be issued at the lower conversion rate so that stocks continue to be issued at par value. The note may be prepaid but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company is currently negotiating an extension with the noteholder as it is currently past due. As a result of a default provision, the interest rate has increased to 24% and additional principal was added in the amount of $15,000. As of December 31, 2022 and 2021, the outstanding balance with accrued interest was $172,077 and $145,135, respectively.

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

As a component of the Service 800 transaction, in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson, a $210,000 amount was to be withheld until May 30, 2019 and continues to be outstanding. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson, this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $1,409,169 as of December 31, 2022 and December 31 2021. Although holdbacks did not initially include interest obligations, we agreed to begin accruing interest at 15% in October 2019. The amount of accrued interest relating to the $1,409,169 was $748,288 and $536,912 as of December 31, 2022 and 2021, respectively.

On March 30, 2021 the Company through its Service 800 Inc. subsidiary, received $150,000 in funding in conjunction with a promissory note under the SBA Loan Program. Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest. This loan is a 30-year term note, bearing 3.75% interest due March 30, 2051. Installment payments, including principal and interest, of $731 monthly, will begin September 1, 2023. The amount of accrued interest payable for the SBA Loan was $9,844 and $4,219 as of December 31, 2022 and 2021, respectively.

On July 19, 2021, the Company issued a convertible promissory note (the “Note”) in favor of Geordan G. Pursglove, the Company’s Chairman and Chief Executive Officer, in the principal amount of $1,500,000, in satisfaction of Mr. Pursglove’s accrued salary owing of $1,239,800 and recognized a $260,200 loss on extinguishment of debt. The Note accrues interest at 2% per annum, with the principal and interest payments due in twelve equal monthly installments. At the holder’s election, the Note is convertible into shares of the Company’s common stock, at a price per share equal to 100% of the average closing price of the Company’s common stock for the five trading days immediately preceding the date of such conversion (the “Conversion Price”). The cash maturity date is July 19, 2022. There was a conversion of $150,000 during the first quarter of 2022, and the Company issued 375,000,000 shares of common stock at the quoted stock price at the date of conversion of $0.0004 per shares. The amount of accrued interest payable on the $1,350,000 note payable was $40,285 and $13,000 as of December 31, 2022 and 2021, respectively.

On April 1, 2022, the Company entered into a promissory note (the “Note”) in favor of Discover Growth Fund, LLC (the “Discover”), in the aggregate principal amount of $1,200,000 for which the Company received $1,000,000 in cash, reflecting an original issuance discount of 20%, with repayment to be made not later than April 1, 2023. Pursuant to the Note, at any time and from time to time Discover may, in its sole discretion, subject to certain ownership limitations, convert all or any portion of the then outstanding balance of the Note into shares of the common stock of the Company at a price per share equal to the closing bid price on March 31, 2022 of $ 0.0003. The Company recorded a debt discount of $200,000 for the original issue discount amortizable over the succeeding twelve months in accordance with ASC 835-30-45. Interest expense of $150,000 was recorded for the year ended December 31, 2022.

NOTE 8 - COMMON STOCK, WARRANTS AND PAID IN CAPITAL

Common Stock

As of December 31, 2022, our authorized capital stock consisted of 30,000,000,000 shares of common stock, par value $0.001 per share.

During the 12 months ended, December 31, 2022, the Company issued 375,000,000 shares valued at $150,000 at a price per share of $ 0.0004 for the conversion of certain debt and accrued interest into shares of our stock and extinguishment of debt. Additionally, the Company issued 2,334,170,000 shares valued at $ 2,334,170 at a price per share of $ 0.001 for the conversion of Series C Preferred Stock and issued 133,902,874 shares valued at $53,561 at a price per share of $ 0.0004 as part of the Company’s employment agreement with the Chief Financial Officer.

On April 8, 2022, the Company executed a binding Letter of Intent (“LOI”) with Electric Built, Inc. The Company paid Electric Built an initial payment in the amount of 166,666,667 shares of restricted common stock at a value of $50,000 at a price per share of $0.0003 in connection with the execution of a Definitive Agreement, which is being held in escrow. The Company and Electric Built entered into a Stock Purchase Agreement (the “SPA”) dated as of June 27, 2022. Pursuant to the SPA, the SPA is subject to termination if due diligence review and required conditions for closing have not been satisfied by September 20, 2022. On September 14 ,2022, the Company entered into a First Amendment to the SPA, whereby the termination date was extended until October 31, 2022.  If the closing has not occurred prior to the termination date in the SPA, Electric Built shall release such shares and return to the Company.

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

On September 14, 2022, the Company and Electric Built entered into a First Amendment to the SPA (the “Amendment”), whereby the Termination Date was extended until October 31, 2022, and then, on October 24, 2022, Electric Built requested that the October 2022 Termination Date be extended (the “Extension”), to accommodate Electric Built’s need to relocate its operations, among other reasons. The Company has accepted such request and the SPA, as amended by the Amendment, is subject to the Extension.

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

Preferred Stock

In March 2021, we approved authorization to issue up to 60,000,400 shares of preferred stock, which are designated Series A, B, C and undesignated Preferred Stock of which 249.99 shares of Series A, 51 shares of Series B and 608,585 shares of Series C are currently issued and outstanding.

We have designated 250 shares of Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A Preferred Stock”). As of December 31, 2022 and 2021, there were 249.9999 shares of Series A Preferred Stock issued and outstanding.

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

For the year ended December 31, 2022 there were 233,417 shares of Series C Convertible Preferred Stock that were converted to 2,334,170,000 shares of common stock.

 For the twelve months ended December 31, 2021 the Company issued 1,566,905 shares of Series C Preferred, valued at $3,837,647. This was part of a settlement the Company reached with Discover to redeem the secured redeemable convertible debenture dated August 7, 2018. The valuation was derived from a loss on extinguishment of debt of $3,435,695 that represents the fair value of debt forgiveness, less the issuance of 598,048,320 common stock shares valued at par of $0.001, plus cash proceeds to the Company of $1,000,000 from the SPA that the Company entered into.

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

NOTE 9 - RELATED PARTIES

On July 19, 2021, the Company issued a convertible promissory note (the “Note”) in favor of Geordan G. Pursglove, the Company’s Chairman and Chief Executive Officer, in the principal amount of $1,500,000, in satisfaction of Mr. Pursglove’s accrued salary owing of $1,239,800 and $260,200 for loss on settlement. The Note accrues interest at 2% per annum, with the principal and interest payments due in twelve equal monthly installments. At the holder’s election, the Note is convertible into shares of the Company’s common stock, at a price per share equal to 100% of the average closing price of the Company’s common stock for the five trading days immediately preceding the date of such conversion (the “Conversion Price”). On February 8, 2022 there was a conversion of $150,000 of the note into 375,000,000 shares of common stock. The cash maturity date was July 19, 2022 and is past due as of December 31, 2022.

During the first quarter of 2022, the Company issued 133,902,874 shares of common stock valued at $53,561 as part of the Company’s employment agreement with the Chief Financial Officer.

On September 29, 2022 Henry F. Gurley resigned from the Company’s Board of Directors to prevent a conflict of interest with his current employer.

NOTE 10 - INCOME TAXES

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31,
	2022	2021

Statutory U.S. federal rate	(21.00)%	(21.00)%
Permanent differences	6.0%	6.0%
Valuation allowance	15.00%	15.00%
Provision for income tax expense(benefit)	0.0%	0.0%

A reconciliation of deferred tax assets and valuation is as follows:

	2022	2021
Deferred tax assets:
Net operating loss carry-forwards	$7,676,196	$7,239,788

Total deferred tax assets	$7,676,196	$7,239,788

Valuation allowance	(7,676,196)	(7,239,788)
Net deferred tax asset	$-	$-

At December 31, 2022, the Company had estimated U.S. federal net operating losses of approximately $34,909,000 for income tax purposes which will expire between 2032 and 2036. For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The net change in the total valuation allowance for the year ended December 31, 2022 was an increase of approximately $436,000 mainly attributable to the loss incurred in the current year. The Company follows ASC 740-10-25 which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company may not be able to utilize the net operating loss carryforwards for its US income taxes in future periods should it experience a change in ownership as defined in Section 382 of the Internal Revenue Code (“IRC”). Under section 382, should the Company experience a more than 50% change in its ownership over a three year period, the Company would be limited based on a formula as defined in the IRC to the amount per year it could utilize in that year of the net operating loss carryforwards. As of December 31, 2022, the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize Interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods in which there are uncertain tax positions.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. No accrual has been made in the above matter as the determination is that a loss is not probable as of December 31, 2022 nor can a loss be reasonably estimated.

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

Leases	December 31, 2022
Assets
ROU operating lease assets, net	$16,156
Total ROU assets	$16,156
Liabilities
Current:
Operating lease liabilities	$18,690
Noncurrent:
Operating lease liabilities	-
Total lease liabilities	$18,690

The following table presents supplemental lease information:

As of December 31, 2022
Operating Lease Cost	$92,407
Right of Use Assets obtained in exchange for new operating lease obligations	-

Other Information
Weighted Average Remaining Lease Term-- Operating Leases	5 months
Weighted Average Discount Rate - Operating Leases	11.02%

Maturities of lease liabilities were as follows:
Year ending December 31,
Operating lease payments, 2023	$22,462

Less discount	(3,772)
Present value	$18,690

NOTE 12 - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

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

Convertible debt that is convertible into 8,287,324,136 and 4,780,883,321 shares of the Company’s common stock are not included in the computation, along with 249,999,900 and 249,999,900 of the Company’s preferred stock Series A after conversion, and 6,085,850,000 and 8,420,020,000 of the Company’s preferred stock Series C after conversion, as of December 31, 2022 and December 31, 2021, respectively.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 2022 and 2021:

	2022	2021
Consolidated loss from continuing operations	$(2,398,607)	$(9,181,054)
Weighted average shares used for diluted earnings per share	15,099,005,692	5,441,304,567
Incremental Diluted Shares	-*	-*
Weighted Average shares used for diluted earnings per share	15,099,005,692	5,441,304,567
Net loss per share:
Basic and Diluted continuing operations	$(0.00)	$(0.00)
Basic and Diluted: discontinued operations	$-	$-
Total Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

_____________

* The shares associated with convertible debt, preferred stock and warrants are not included because the inclusion would be anti-dilutive.

NOTE 13 - SUBSEQUENT EVENTS

None

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

We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes hiring additional personnel, we will continue to assess the weaknesses as these individuals progress through our onboarding process. We also continue to expand the functionality of our internal accounting systems to provide for higher levels of automation and assurance in our financial reporting function.

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

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was not effective as of the end of the fiscal year ended December 31, 2022. Based upon that evaluation, the Company’s President concluded that the Company’s internal control over financial reporting is not effective due to the material weakness noted below. A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified. The Company downsized its workforce in 2020 and at December 31, 2022 did not have sufficient people with complex accounting expertise on certain matters to support its internal control over financial reporting which impacted its financial close process.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in internal controls over financial reporting

There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

For the fourth quarter ended December 31, 2022, all items required to be disclosed under Form 8-K were reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our officers and directors follows.

MANAGEMENT

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of the date of this report:

Name	Age	Position(s)	Date of Appointment

Geordan Pursglove	34	Chief Executive Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors	March 18, 2019
Peter M. Stazzone	71	Director, Chief Financial Officer	July 27, 2018
Robert E. Honeyman	68	Independent Director	July 27, 2018

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

Our Board of Directors has undertaken a review of its composition, the composition of its proposed committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Messr. Robert E. Honeyman does not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for our fiscal years ended December 31, 2022 and 2021 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total Compensation ($)

Geordan Pursglove	2022	$360,000		$-		$-		$-		$-	$360,000
Chief Executive Officer and Chairman	2021	$360,000		$-		$-		$-		$-	$360,000
Peter Stazzone
Chief Financial Officer (1)	2022	$180,000		$-		$53,561		$-		$-	$233,561
	2021	$157,500	$		$		$		$		$157,500	(1)

(1)	Appointed in 2021.

There were no other salaries paid in 2022 and 2021 to any other officer. No executive officer received total annual salary and bonus compensation in excess of $1,000,000.

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

Outstanding Equity Awards at Fiscal Year End

As of the Company’s fiscal years ended December 31, 2022 and 2021, the Company had no outstanding equity awards.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities; (ii) our director and chief executive officer; (iii) our chief financial officer; and (iv) all executive officers and directors as a group as of March 31, 2023. Unless otherwise indicated, the address of all listed stockholders is c/o Beyond Commerce, Inc., 3773 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169.

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

(1)

Applicable percentage ownership is based on shares of common stock outstanding 249.9999 shares of Series A Preferred Stock, 51 shares of Series B Preferred Stock and 812,692 shares of Series C Preferred Stock issued and outstanding as of March 31, 2023. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of March 31, 2023.

(2)

Represents the number of votes held on all matters submitted to a vote of our stockholders. As of March 31, 2023, we have 249.9999 shares of Series A Preferred Stock issued and outstanding, each entitled to 3,000,000 votes per share, =51 shares of Series B Preferred Stock and 812,692 shares of Series C Preferred Stock issued and outstanding. Each one (1) share of the Series B Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total number of votes of issued and outstanding shares of stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. Each share of Series C Preferred Stock is convertible into 100,000 shares of common stock and has voting rights on an as-converted basis, provided that the shareholder is prohibited from converting into a number of shares of common stock that exceeds 9.99% of the issued and outstanding common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2022 and 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $162,138 and $139,031 respectively.

Tax Fees

For the fiscal years ended December 31, 2022 and 2021, for professional services related to tax compliance, tax advice, and tax planning work by our principal accountants, we incurred expenses of $13,950 and $0 respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Description
3.1	Bylaws (incorporated herein by reference to Exhibit 3.3 to Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)
3.2	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)
3.3

Articles of Merger filed with the Secretary of State of the State of Nevada on January 14, 2008 (incorporated herein by reference to Exhibit 3.3 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

3.4

Certificate of Amendment filed with the Secretary of State of the State of Nevada on January 5, 2009 (incorporated herein by reference to Exhibit 3.4 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

3.5

Certificate of Amendment filed with the Secretary of State of the State of Nevada on August 26, 2011 (incorporated herein by reference to Exhibit 3.5 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

3.6

Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on July 27, 2017 (incorporated herein by reference to Exhibit 3.6 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

3.7

Certificate of Amendment filed with the Secretary of State of the State of Nevada on March 5, 2018 (incorporated herein by reference to Exhibit 3.7 to Form 10-12G filed with the Securities and Exchange Commission on June 22, 2018)

3.8

Certificate of Amendment filed with the Secretary of State of the State of Nevada on March 28, 2018 (incorporated herein by reference to Exhibit 3.8 to Form 10-12G filed with the Securities and Exchange Commission on June 2, 2018)

3.9

Certificate of Amendment filed with the Secretary of State of the State of Nevada on August 9, 2018 (incorporated herein by reference to Exhibit 3.9 to Form S-1 filed with the Securities and Exchange Commission on October 9, 2018)

3.10

Certificate of Correction to Certificate of Amendment filed with the Secretary of State of the State of Nevada on August 10, 2018 (incorporated herein by reference to Exhibit 3.10 to Form S-1 filed with the Securities and Exchange Commission on October 9, 2018)

3.11

Certificate of Amendment filed with the Secretary of State of the State of Nevada on September 27, 2018 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on September 27, 2018)

3.12

Certificate of Amendment filed with the Secretary of State of the State of Nevada on October 1, 2018 (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed with the Securities and Exchange Commission on September 27, 2018)

3.13

Certificate of Designation filed with the Secretary of State of the State of Nevada on October 1, 2018 (incorporated herein by reference to Exhibit 3.3 to Form 8-K filed with the Securities and Exchange Commission on September 27, 2018)

3.14

Amended and Restated Articles of Incorporation, filed on March 2, 2021 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2021)

3.15

Certificate of Designations for Series C Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2021)

4.1

Senior Secured Redeemable Debenture, between Beyond Commerce, Inc. and TCA Special Situation Credit Strategies ICAV, dated December 31, 2019 (incorporated herein by reference to Exhibi4.1 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020)

4.2

Security Agreement, between Beyond Commerce, Inc., TCA Beyond Commerce, Inc. and TCA Special Situation Credit Strategies ICAV, dated December 31, 2019 (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020)

4.3

Convertible Promissory Note, between TCA Beyond Commerce, LLC and Shannon Gronemeyer, dated December 31, 2019 (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020)

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

10.1

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

Beyond Commerce, Inc.

March 31, 2023	By:	/s/ Geordan Pursglove
Geordan Pursglove, President/CEO and Director
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Geordan Pursglove	President, CEO	March 31, 2023
Geordan Pursglove	(Principal Executive Officer)

/s/ Peter Stazzone	CFO, Director	March 31, 2023
Peter Stazzone	(Principal Financial Officer, Principal Accounting Officer)

