Form 10-Q
period 2023-03-31
Beyond Commerce, Inc.
filed 2023-05-15
CIK 1386049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 10, 2023, the registrant had 16,400,026,956 shares of common stock outstanding.

2

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond Commerce, Inc.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

March 31, 2023 and 2022

3

BEYOND COMMERCE, INC.

4

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash & cash equivalents	$127,943	$391,970
Accounts receivable, net	903,541	975,107
Other current assets	80,851	13,981
Total current assets	1,112,335	1,381,058
Operating Lease right of use asset	4,597	16,156
Property, equipment, and software, net	4,899	8,715
Investments	300,000	300,000
Intangible assets, net	1,581,003	1,659,513
Goodwill	1,299,144	1,299,144

Total assets:	$4,301,978	4,664,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$364,428	$441,757
Operating Lease Liability, current	5,716	18,690
Accrued Interest	1,722,341	1,569,999
Accrued payroll & related items	89,648	125,172
Derivative liability	421,132	611,625
Short-term borrowings – net of discount	2,931,428	2,881,428
Short-term borrowings- related party	1,350,000	1,350,000
Total current liabilities	6,884,693	6,998,671

Long-term borrowings – net of discount	3,076,547	3,076,547
Operating lease liability, noncurrent	-	-
Total liabilities	9,961,240	10,075,218

Commitments and Contingencies

Stockholders Equity:
Preferred stock undesignated; no par value; 10,000,099 authorized; no shares issued and outstanding, respectively.	-	-
Preferred stock series A; $0.001 par value; 250 shares authorized; 249.9 and 249.9 shares issued and outstanding, respectively.	-	-
Preferred stock series B; $0.001 par value; 51 shares authorized; 51 and 51 shares issued and outstanding, respectively.		-
Preferred Stock series C; $0.001 par value; 50,000,000 shares authorized; 608,585 and 608,585 shares issued and outstanding, respectively.	609	609
Common stock, $0.001 par value, 30,000,000,000 shares authorized, 16,400,026,956 and 16,400,026,956 shares issued and outstanding, respectively.	16,400,027	16,400,027
Additional paid in capital	48,317,209	48,317,209
Accumulated deficit	(70,432,902)	(70,188,859)
Deficit attributable to Beyond Commerce, Inc stockholder	(5,715,057)	(5,471,014)
Equity attributable to noncontrolling interest	55,795	60,382
Total stockholders’ deficit	(5,659,262)	(5,410,632)

Total liabilities and stockholders’ deficit	$4,301,978	$4,664,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2023	2022
Revenues	$910,869	$1,009,408

Operating expenses
Cost of revenue	218,832	286,119
Selling, general and administrative	125,807	181,817
Payroll expense	635,098	774,227
Professional Fees	97,488	222,800
Depreciation and amortization	82,326	95,990
Total operating expenses	1,159,551	1,560,953

Loss from operations	(248,682)	(551,545)

Non-operating income (expense)
Interest expense	(206,777)	(147,662)
Change in derivative liability	190,493	47,818
Other income (expense)	16,336	-
Total non-operating income (expense)	52	(99,844)

Loss from continuing operations before income tax	(248,630)	(651,389)

Provision for income tax	-	-

Consolidated net loss	(248,630)	(651,389)

Noncontrolling interest	(4,587)	(4,587)
Net loss	$(244,043)	$(646,802)

Net income (loss) per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average shares of capital outstanding – basic and diluted	16,400,026,956	13,682,864,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2023	2022
Net (loss)	$(248,630)	$(651,389)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	53,561
Amortization of debt discount	50,000	17,708
Depreciation of ROU asset	11,559	9,503
Depreciation and amortization	82,326	95,990
Change in derivative liability	(190,493)	(47,818)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	71,566	(80,521)
(Increase) decrease in other current assets	(66,870)	(1,160)
Increase (decrease) in accounts payable	(77,329)	68,998
Increase (decrease) in payroll liabilities	(35,524)	56,785
Increase (decrease) in other current liabilities	139,368	119,431
Net cash (used in) in operating activities.	(264,027)	(358,912)
Cash flows from investing activities :	-	-
Cash flows from financing activities:	-	-
Net increase (decrease) in cash and cash equivalents	(264,027)	(358,912)

Cash and cash equivalents, beginning balance	391,970	570,349
Cash and cash equivalents, ending balance	$127,943	$211,437
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Stock issued for conversion of debt	$-	$150,000
Stock issued for conversion of Series C preferred stock	$-	1,542,420

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND COMMERCE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional		Non	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Controlling Interest	Stockholders’ Deficit

Balance December 31, 2021	249.9999	$-	51	$-	842,002	$842	13,390,287,415	$13,390,287	$51,073,155	$(67,808,598)	$78,728	$(3,265,586)
Common Stock issued for employment agreement							133,902,874	133,903	(80,342)			53,561
Common stock issued for conversion of preferred stock series C					(154,242)	(154)	1,542,420,000	1,542,420	(1,542,266)			-
Common stock issued for debt conversion							375,000,000	375,000	(225,000)			150,000
Net loss										(646,802)	(4,587)	(651,389)
Balance March 31, 2022	249.9999	$-	51	$-	687,760	$688	15,441,610,289	$15,441,610	$49,225,547	$(68,455,400)	$74,141	$(3,713,414)

Balance December 31, 2022	249.9999	$-	51	$-	608,585	$609	16,400,026,956	$16,400,027	$48,317,209	$(70,188,859)	$60,382	$(5,410,632)
Net loss										(244,043)	(4,587)	(248,630)
Balance March 31, 2023	249.9999	$-	51	$-	608,585	$609	16,400,026,956	$16,400,027	$48,317,209	$(70,432,902)	$55,795	$(5,659,262)

BEYOND COMMERCE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(unaudited)

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

Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the three months ended March 31, 2023 and 2022 included herein include the accounts of the Company, its wholly-owned subsidiary Service 800 Inc., and Customer Centered Strategies, LLC (“CCS”), which the Company has an 80% investment interest.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. All significant intercompany accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

NOTE 2. SELECTED ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three (3) months ended March 31, 2023 and 2022, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021, respectively, which are included in the Company’s December 31, 2022 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 31, 2023. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) months ended March 31, 2023 are not necessarily indicative of results for the entire year ending December 31, 2023.

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

	March 31, 2023 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$-	$-	$421,132	$421,132
Total	$-	$-	$421,132	$421,132

	December 31, 2022 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Derivative Liabilities	$-	$-	$611,625	$611,625
Total	$-	$-	$611,625	$611,625

Derivative liability as of December 31, 2022	$611,625
Change in derivative liability during the period	(190,493)
Balance at March 31, 2023	$421,132

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

Management used the following inputs to value the Derivative Liabilities for the three months ended March 31, 2023:

March 31, 2023 Derivative Liability
Expected term	1 year
Exercise price	$0.00008
Expected volatility	332%
Expected dividends	None
Risk-free rate	4.64%

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

The Company has suffered losses from operations and has a working capital deficit, and negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern. As of March 31, 2023, the accumulated deficit was $70,432,902 and the negative working capital was $5,772,358. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in attempting to raise capital from additional debt and equity financing. Due to its nominal revenues, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue, including through the acquisition of Service 800 and CCS or through a merger transaction with a well-capitalized entity. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

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

On December 2, 2021 the Company executed a binding Letter of Intent (“LOI”) with Elettricars (of Italy) to attain the exclusive U.S. rights to its low-speed electric vehicle (“LSEV”). Elettricars is focused on manufacturing and commercializing a low-speed electric vehicle (“LSEV”), a 4-wheeled motor vehicle, not an ATV, with a top speed of 25 mph and weighs less than 3,000 lbs. The Company paid Elettricars an initial payment in the amount of $50,000 in connection with the execution of a Definitive Agreement, which was being held in escrow. During the first quarter ended March 31, 2022, the parties determined not to proceed with the transaction and the $50,000 in escrow was returned to the Company.

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

NOTE 5. SHORT- AND LONG-TERM BORROWINGS

Short-term and Long-term borrowings, consist of the following:	March 31,	December 31,
Short term debt;	2023	2022
Convertible Promissory Notes, bearing an annual interest rate of 24% secured, past due	$112,259	$112,259
Short-Term Note – Jean Mork Bredeson cash deficit holdback, 15%, past due	210,000	210,000
Short-Term Note – Jean Mork Bredeson purchase allocation, 15%, past due	1,409,169	1,409,169
Convertible promissory note, related party interest rate 2.0%	1,350,000	1,350,000
Note payable – Discover Growth Fund, 20% OID, prime rate, due 04/01/2023	1,200,000	1,200,000

Total short-term debt	$4,281,428	$4,281,428

Long term debt;
Funding from the SBA Program, annual interest of 3.75%, due 03/30/2051	150,000	150,000
Promissory Note – Jean Mork Bredeson, interest rate 5.5%, due 2/28/2022, past due	2,100,000	2,100,000
Senior Secured Redeemable Debenture, bearing an annual interest rate of 16%, due 12/31/2021, long term, past due	826,547	826,547
Total short-term and long-term borrowings, before debt discount	7,357,975	7,357,975
Less debt discount	-	(50,000)
Total short-term and long-term borrowings, net	$7,357,975	$7,307,975
Short-term and Long-term borrowings, consist of the following:
Short-term borrowings – net of discount	$4,281,428	$4,231,428
Long-term borrowings – net of discount	3,076,547	3,076,547
Total Short-Term and long term borrowings – net of discount	$7,357,975	$7,307,975

On November 27, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 27, 2018, in the amount of $250,000. The lender was Auctus Fund LLC. The notes have a maturity of August 27, 2019 and interest rate of 12% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. Additionally, if the stock price falls below par value, additional shares will be issued at the lower conversion rate so that stocks continue to be issued at par value. The note may be prepaid but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company is currently negotiating an extension with the noteholder as it is currently past due. As a result of a default provision, the interest rate has increased to 24% and additional principal was added in the amount of $15,000. As of March 31, 2023, the outstanding balance with accrued interest was $178,812.

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

The Initial Debenture, and any future debentures that may be purchased by Buyer pursuant to the Securities Purchase Agreement (the “Additional Debentures”), is secured through an unconditional and continuing security interest in all of the assets and properties, including after acquired assets, of the Company and each of its subsidiaries, which are acting as guarantors with respect to the Company’s obligations under the Initial Debenture and any Additional Debentures, pursuant to that certain Security Agreement, dated December 31, 2019, entered into by the Company and TCA Beyond Commerce in favor of the Buyer (the “Security Agreement”). The maturity date on this security is December 31, 2021. During the year ended December 31, 2020 the Company paid $73,453 to reduce the loan balance. The balance of the loan payable on the Company’s books as of March 31, 2023 and December 31, 2022 was $826,547.

In May 2020, the SEC appointed a Receiver to close down the TCA Global Master Fund, L.P. over allegations of accounting fraud. The amount recorded by the Company as being owed to TCA was based on TCA’s application of prior payments made by the Company. On April 13, 2023, the Company received a Notice of Default and Demand for Payment for $933,687. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than the amount set forth above.  Our attorney has contacted counsel for TCA to discuss prompt settlement of this matter.

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

As a component of the Service 800 transaction, in lieu of the entire cash payment of $2,100,000 being made to Ms. Bredeson, a $210,000 amount was to be withheld until May 30, 2019 and continues to be outstanding. This note does not carry any interest obligations. Also, as all cash and accounts receivables at the effective date of the closing were to be retained by Ms. Bredeson, this allocation of cash is to be distributed quarterly on a non interest basis as true-ups are derived, which amounted to $1,409,169 as of March 31, 2023 and December 31, 2022. Although holdbacks did not initially include interest obligations, we agreed to begin accruing interest at 15% in October 2019. The amount of accrued interest relating to the $1,409,169 was $364,861 as of March 31, 2023.

On March 30, 2021 the Company through its Service 800 Inc. subsidiary, received $150,000 in funding in conjunction with a promissory note under the SBA Loan Program. Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the Loan, including principal and interest. This loan is a 30-year term note, bearing 3.75% interest due March 30, 2051. Installment payments, including principal and interest, of $731 monthly, will begin September 1, 2023. The amount of accrued interest payable for the SBA Loan was $11,373 as of March 31, 2023.

On July 19, 2021, the Company issued a convertible promissory note (the “Note”) in favor of Geordan G. Pursglove, the Company’s Chairman and Chief Executive Officer, in the principal amount of $1,500,000, in satisfaction of Mr. Pursglove’s accrued salary owing of $1,239,800 and recognized a $260,200 loss on extinguishment of debt. The Note accrues interest at 2% per annum, with the principal and interest payments due in twelve equal monthly installments. At the holder’s election, the Note is convertible into shares of the Company’s common stock, at a price per share equal to 100% of the average closing price of the Company’s common stock for the five trading days immediately preceding the date of such conversion (the “Conversion Price”). The cash maturity date is July 19, 2022. There was a conversion of $150,000 during the first quarter of 2022, and the Company issued 375,000,000 shares of common stock at the quoted stock price at the date of conversion of $0.0004 per shares. The amount of accrued interest payable on the $1,350,000 note payable was $47,035 as of March 31, 2023.

On April 1, 2022, the Company entered into a promissory note (the “Note”) in favor of Discover Growth Fund, LLC (the “Discover”), in the aggregate principal amount of $1,200,000 for which the Company received $1,000,000 in cash, reflecting an original issuance discount of 20%, with repayment to be made not later than April 1, 2023. Pursuant to the Note, at any time and from time to time Discover may, in its sole discretion, subject to certain ownership limitations, convert all or any portion of the then outstanding balance of the Note into shares of the common stock of the Company at a price per share equal to the closing bid price on March 31, 2022 of $ 0.0003. The Company recorded a debt discount of $200,000 for the original issue discount amortizable over the succeeding twelve months in accordance with ASC 835-30-45. Accrued interest payable as of March 31, 2023 was $71,277.

NOTE 6. COMMON STOCK AND PREFERRED STOCK

Common Stock

As of March 31, 2023, our authorized capital stock consisted of 30,000,000,000 shares of common stock, par value $0.001 per share.

The Company did not issue any shares of common stock during the three months ended March 31, 2023.

There were 16,400,026,956 shares of common stock issued and outstanding as of March 31, 2023 and December 31, 2022.

During the three months ended March 31, 2022, the Company issued 375,000,000 shares valued at $150,000 at a price per share of $ 0.0004 for the conversion of certain debt and accrued interest into shares of our stock and extinguishment of debt. Additionally, the Company issued 1,542,420,000 shares valued at $1,542,420 at a price per share of $ 0.001 for the conversion of Series C Preferred Stock and issued 133,902,874 shares valued at $53,561 at a price per share of $ 0.0004 as part of the Company’s employment agreement with the Chief Financial Officer.

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

Preferred Stock

As of March 31, 2023, the Company is authorized to issue up to 60,000,400 shares of preferred stock, which are designated Series A, B, C and undesignated Preferred Stock.

We have designated 250 shares of Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A Preferred Stock”). As of March 31, 2023 and December 31, 2022 and 2021, there were 249.9999 shares of Series A Preferred Stock issued and outstanding.

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

As of March 31, 2023 and December 31, 2022, there were 51 shares of Series B Preferred Stock issued and outstanding.

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

At March 31, 2023 and December 31, 2022 there were 608,585 shares of Series C Convertible Preferred Stock issued and outstanding.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Matters

A complaint against the Company, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company’s acquisition of Service 800, seeking in excess of $1.6 million in damages. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800. Answers and Affirmative and Additional Defenses to Third Party Claims were filed by Ms. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and, on April 24, 2020, Ms. Bredeson filed a Motion to Dismiss. The Court denied in full Ms. Bredeson’s motion to dismiss or for a more definite statement. Subsequently, using a wholly owned entity she controls, Ms. Bredeson filed another matter, captioned Green Valley Associates Inc. vs Service 800 Inc., 27-CV-20-13800. Although Ms. Bredeson is seeking to have the matters handled by separate judges, the Company sought consolidation of the two matters before Judge Klein, the judge who denied Ms. Bredeson’s motion to dismiss, but the consolidation was denied. Discovery has closed in both cases. Trial commenced on October 3, 2022. After a week of trial, a technical mistrial occurred based on the Court falling under the minimum number of jurors required to maintain the trial. As a result, the trial is now scheduled for August 2023 with Mediation scheduled for June of 2023.

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

Accrual of a loss contingency is required when (1) it is probable that a loss has been incurred at the date of the financial statements and (2) the amount can be reasonably estimated. No accrual has been made in the above matter as the determination is that a loss is not probable as of March 31, 2023 nor can a loss be reasonably estimated.

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

Lease expense is recognized on a straight-line basis over the term of the lease. There are no options to extend or terminate the leases. The Company has no other leases yet to commence. The balance of the right of use asset, net of accumulated depreciation, was $4,597, and the balance of the operating lease liability was $5,716 as of March 31, 2023.

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

Convertible debt that is convertible into 8,371,517,011 and 8,287,324,136 shares of the Company’s common stock are not included in the computation, along with 249,999,900 and 249,999,900 of the Company’s preferred stock Series A after conversion, and 6,085,850,000 and 6,085,850,000 of the Company’s preferred stock Series C after conversion, as of March 31, 2023 and December 31, 2022, respectively.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations as of March 31, 2023 and 2022:

	Three-month period ended March 31,
	2023	2022
Loss from continuing operations	$(248,630)	$(651,389)
Consolidated net loss	$(248,630)	$(651,389)
Weighted average shares used for diluted earnings per share	16,400,026,956	13,682,864,073
Incremental Diluted Shares	-*	-*
Weighted Average shares used for diluted earnings per share	16,400,026,956	13,682,864,073
Net income (loss) per share:
Basic and Diluted: continuing operations	$(0.00)	$(0.00)
Basic and Diluted: discontinued operations	$-	$-

Total Basic and Diluted loss per share	$(0.00)	$(0.00)

*

The shares associated with convertible debt, preferred stock, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per common share).

NOTE 10. SUBSEQUENT EVENTS

The promissory note payable to Discover in the amount of $1,200,000 has a due date of April 1, 2023. The Company has not repaid the note and is in default.

On April 13, 2023, the Company received a Notice of Default and Demand for Payment for $933,687. The Company believes that prior payments of principal and interest may have been applied to unenforceable investment banking and other fees and charges. It is the Company’s position that the amount owed to TCA is less than the amount set forth above.  Our attorney has contacted counsel for TCA to discuss prompt settlement of this matter.

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

For the Three Months Ended March 31, 2023 and March 31, 2022

Revenue

Revenue generated for the three months ended March 31, 2023 was $910,869 compared to $1,009,408 from the comparable three-month period in 2022 due to a decrease in demand and volume of services from customers.

Operating Expenses

For three months ended March 31, 2023, operating expenses were $1,159,551 and for the three months ended March 31, 2022, operating expenses were $1,560,953 decreasing by approximately $401,000 due to decreases in costs of revenue of $67,000, in payroll expenses of $139,000, in professional fees of $125,000, in selling general and administrative expenses of $56,000 and in depreciation and amortization expense of $14,000.

Non-Operating Income (Expense)

The Company reported non-operating income of $52 for the three months ended March 31, 2023, as compared to non-operating expense of $99,844 for the three months ended March 31, 2022, attributable principally to the change in the fair value of derivative liability resulting in a decrease to expense of $142,000, other income of $16,000 offset in part by increased interest expense of $59,000.

Net Income (loss)

Loss from operations for the three months ended March 31, 2023 and 2022 was $248,682 and 551,545, respectively. For three months ended March 31, 2023, the Company incurred a net loss of $244,043 as compared to a net loss of $646,802 for the three months ended March 31, 2022. The decrease of approximately $403,000 of net loss between the two periods is attributable to a decrease in costs of revenues of $67,000, in payroll expenses of $139,000, in professional fees of $125,000, in selling and general and administrative expenses of $56,000 and in depreciation and amortization expenses of $14,000. Non-operating expenses decreased by approximately $100,000 offset in part by a decrease in revenues of $98,000.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve (12) months.

Going Concern

There is substantial doubt about our ability to continue as a going concern.

As of March 31, 2023, we had an accumulated deficit of $70,432,902 and a working capital deficit of $5,772,358. These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue relying upon the issuance of debt and equity securities to finance our operations. In this regard, we are restricted by the number of shares available for issuance in an equity financing, and we will likely need to increase our authorized capital in order to take advantage of such financing. However, there can be no assurance that we will be successful in obtaining shareholder approval to increase our authorized capital, that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Since inception, we have been funded by related parties through capital investment and borrowing of funds.

We had total current assets of $1,112,335 and $1,381,058 as of March 31, 2023 and December 31, 2022, respectively. Current assets would consist primarily of cash and accounts receivable. The Company had a $70,432,902 accumulated deficit on its balance sheet as of March 31, 2023.

We had total current liabilities of $6,884,693 and $6,998,671 as of March 31, 2023 and December 31, 2022, respectively. Current liabilities consisted primarily of the derivative liability, accounts payable, accrued payroll and payroll taxes, related party debt, conventional and convertible debt, lease liability, accrued loss contingency, and accrued interest. In the three months ended March 31, 2023 there were approximate increases in accrued interest of $152,000 and in short-term borrowing of $50,000 due to the amortization of debt discount in the quarter. In the three months ended March 31, 2023 there were approximate decreases in accounts payable of $77,000, in accrued payroll liabilities of $36,000, in the derivative liability of $190,000 and in operating lease liability of $13,000.

We had a working capital deficit of $5,772,358 and $5,617,613 as of March 31, 2023 and December 31, 2022, respectively.

Cash Flow from Operating Activities

For the three months ended March 31, 2023 and 2022, cash used in operating activities was $264,027 and $358,912 respectively due in part to net losses of $248,630 and $651,389, respectively. For the three months ended March 31, 2023 other uses of cash included the change in derivative liability offset in part by depreciation and amortization expenses that net to approximately $46,000 offset in part by the cash provided by the net change in current assets and liabilities of $30,000.

For the three months ended March 31, 2022 other components of increases to cash from operating activities were the net of depreciation and amortization expense, stock-based compensation and a decrease from the change in derivative liability of approximately $173,000 added to the net change in current assets and liabilities of $119,000.

Cash Flow from Investing Activities

No cash was used in investing activities for the three months ended March 31, 2023 and 2022.

Cash Flow from Financing Activities

No cash was used in or provided by financing activities for the three months ended March 31, 2023 and 2022.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, describes the critical accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended March 31, 2023.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A complaint against the Company, dated February 5, 2020, has been filed in Hennepin County, Minnesota, by Jean Mork Bredeson, the former President and former owner of Service 800, making certain claims related to the Company’s acquisition of Service 800, seeking in excess of $1.6 million in damages. On March 16, 2020, the Company and Service 800 filed an answer, counterclaim and third-party claim against Ms. Bredeson and defendants Allen Bredeson and Jeff Schwedinger, former employees of Service 800. Answers and Affirmative and Additional Defenses to Third Party Claims were filed by Ms. Bredeson on April 7, 2020 and by Mr. Schwedinger on April 9, 2020 and, on April 24, 2020, Ms. Bredeson filed a Motion to Dismiss. The Court denied in full Ms. Bredeson’s motion to dismiss or for a more definite statement. Subsequently, using a wholly owned entity she controls, Ms. Bredeson filed another matter, captioned Green Valley Associates Inc. vs Service 800 Inc., 27-CV-20-13800. Although Ms. Bredeson is seeking to have the matters handled by separate judges, the Company sought consolidation of the two matters before Judge Klein, the judge who denied Ms. Bredeson’s motion to dismiss, but the consolidation was denied. Discovery has closed in both cases. Trial commenced on October 3, 2022. After a week of trial, a technical mistrial occurred based on the Court falling under the minimum number of jurors required to maintain the trial. As a result, the trial is now scheduled for August 2023 with Mediation scheduled for June 2023.

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

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission on March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the period ended March 31, 2023.

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

Beyond Commerce, Inc.

May 12, 2023	By:	/s/ Geordan Pursglove
Geordan Pursglove, President/CEO and Director (Principal Executive Officer)

